Form 10QSB
period 2003-03-31
WIGWAM DEVELOPMENT INC
filed 2003-07-25
CIK 1080316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003

                        Commission File Number 000-50177


                           WIGWAM DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         95-4735252
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                           1438 Black Brant Place
                      Parksville, BC V9P 2A3 Canada
               (Address of Principal Executive Offices) (Zip Code)


                           (250) 752-5851
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,233,000 shares of Common Stock outstanding as of March 31, 2003.

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of          Year Ended
                                                                      March 31,        June 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  1,175         $  7,026
                                                                      --------         --------

TOTAL CURRENT ASSETS                                                     1,175            7,026
                                                                      --------         --------

      TOTAL ASSETS                                                    $  1,175         $  7,026
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  2,025         $    110
                                                                      --------         --------

TOTAL CURRENT LIABILITIES                                                2,025              110
                                                                      --------         --------
      TOTAL LIABILITIES                                                  2,025              110

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
    shares authorized; none issued and outstanding)                         --               --
  Common stock ($.0001 par value, 80,000,000 shares
    authorized; 1,233,000  issued and  outstanding as of
    March 31, 2003 and June 30, 2002)                                      125              125
  Paid in-capital                                                       24,175           24,175
  Deficit accumulated during development stage                         (25,150)         (17,384)
                                                                      --------         --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (850)           6,916
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $  1,175         $  7,026
                                                                      ========         ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                               July 20, 1998
                                   Nine Months    Nine Months    Three Months    Three Months   (inception)
                                      Ended         Ended           Ended          Ended          through
                                     March 31,     March 31,       March 31,      March 31,      March 31,
                                       2003          2002            2003           2002            2003
                                   -----------    -----------     -----------    -----------     -----------
REVENUES
  Revenues                         $        --    $        --     $        --    $        --     $        --
                                   -----------    -----------     -----------    -----------     -----------
TOTAL REVENUES                              --             --              --             --

GENERAL & ADMINISTRATIVE EXPENSES        7,766            679           2,426            429          25,150
                                   -----------    -----------     -----------    -----------     -----------

TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                7,766            679           2,426            429          25,150
                                   -----------    -----------     -----------    -----------     -----------

NET LOSS                           $    (7,766)   $      (679)    $    (2,426)   $      (429)    $   (25,150)
                                   ===========    ===========     ===========    ===========     ===========

BASIC LOSS PER SHARE                     (0.01)         (0.00)          (0.00)         (0.00)
                                   ===========    ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,233,000      1,233,000       1,233,000      1,233,000
                                   ===========    ===========     ===========    ===========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From July 20, 1998 (inception) through March 31, 2003
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                             Common          Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on April 6,
1999 @ $0.10 per share                         14,000       $      1       $ 1,399      $     --       $  1,400

Stock issued for cash on April 13,
1999 @ $0.10 per share                          1,000             --           100            --            100

Stock issued for cash on April 14,
1999 @ $0.10 per share                          7,000              1           699            --            700

Stock issued for cash on April 15,
1999 @ $0.10 per share                          8,000              1           799            --            800

Stock issued for cash on April 23,
1999 @ $0.001 per share                     1,000,000            100           900            --          1,000

Net loss, July 20, 1998 (inception)
through June 30, 1999                                                                        (76)           (76)
                                           ----------       --------       -------      --------       --------
BALANCE,  JUNE 30, 1999                     1,030,000            103         3,897           (76)         3,924
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 14,
1999 @ $0.10 per share                         11,000              1         1,099            --          1,100

Stock issued for cash on October 15,
1999 @ $0.10 per share                          6,000              1           599            --            600

Stock issued for cash on January 18,
2000 @ $0.10 per share                          5,000              1           499            --            500

Stock issued for cash on January 26,
2000 @ $0.10 per share                          6,000              1           599            --            600

Stock issued for cash on January 28,
2000 @ $0.10 per share                         10,000              1           999            --          1,000

Stock issued for cash on February 15,
2000 @ $0.10 per share                          1,000             --           100            --            100

Stock issued for cash on February 18,
2000 @ $0.10 per share                         39,000              4         3,896            --          3,900

Stock issued for cash on March 31,
2000 @ $0.10 per share                         25,000              3         2,497            --          2,500

Stock issued for cash on May 22,
2000 @ $0.10 per share                        100,000             10         9,990            --         10,000

Net loss, June 30, 2000                                                                   (5,168)        (5,168)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,233,000            125        24,175        (5,244)        19,056
                                           ==========       ========       =======      ========       ========
Net loss, June 30, 2001                                                                  (10,623)       (10,623)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,233,000            125        24,175       (15,867)         8,433
                                           ==========       ========       =======      ========       ========
Net loss, June 30, 2002                                                                   (1,517)        (1,517)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,233,000            125        24,175       (17,384)         6,916
                                           ==========       ========       =======      ========       ========
Net loss, March 31, 2003                                                                  (7,766)        (7,766)
                                           ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2003                     1,233,000       $    125       $24,175      $(25,150)      $   (850)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  July 20, 1998
                                           Nine Months   Nine Months  Three Months  Three Months   (inception)
                                             Ended         Ended         Ended         Ended         through
                                            March 31,     March 31,     March 31,     March 31,      March 31,
                                              2003          2002          2003          2002           2003
                                            --------      --------      --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         $ (7,766)     $   (679)     $ (2,426)     $   (429)      $(25,150)
  Increase (decrease) in accounts payable      1,915            --         2,025            --          2,025
                                            --------      --------      --------      --------       --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                    (5,851)         (679)         (401)         (429)       (23,125)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                        --            --            --            --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                    --            --            --            --            125
  Additional paid-in capital                      --            --            --            --         24,175
                                            --------      --------      --------      --------       --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                        --            --            --            --         24,300
                                            --------      --------      --------      --------       --------

NET INCREASE (DECREASE) IN CASH               (5,851)         (679)         (401)         (429)         1,175

CASH AT BEGINNING OF PERIOD                    7,026         9,433         1,576         9,183             --
                                            --------      --------      --------      --------       --------

CASH AT END OF PERIOD                       $  1,175      $  8,754      $  1,175      $  8,754       $  1,175
                                            ========      ========      ========      ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                             $     --      $     --      $     --      $     --
                                            ========      ========      ========      ========
Income taxes paid                           $     --      $     --      $     --      $     --
                                            ========      ========      ========      ========

                       See Notes to Financial Statements

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on July 20, 1998, under the laws of the State of Delaware, as Wigwam Development, Inc. The Company is engaged in the business of providing online consulting services to individuals and businesses wishing to establish start-up operations of family dining establishments. Company has no operations and in accordance with SFAS # 7, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30, year-end.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

G. REVENUE RECOGNITION

The Companies initial source of revenue is expected to be derived form various consulting services. Such as: Concept Development and Design; Menu and Product Development; Alcohol Beverage Licensing; and Manager and Employee Training Services. Wigwam Development, Inc. plans on recognizing revenue when services on contracts are provided.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

NOTE 5.   MARKETING STRATEGY

The Company plans to market its consulting services via an on-line web-site. At the current time, the Company has not developed it's web-site, but has started the design phase of producing a site that will describe all consulting services and information about the Company. The Company anticipates spending approximately 4 months and $12,000 on this phase of their marketing strategy. In accordance with APB 17, paragraph 27, the development cost of the web-site would be classified as an intangible asset and amortization shall be determined from the pertinent factors.

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


NOTE 6. INCOME TAXES

                                                            As of March 31, 2003
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,773
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,773
     Valuation allowance                                            (3,773)
                                                                   -------

     Net deferred tax assets                                       $     0
                                                                   =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

          1998 Net Operating Loss                                  $    (76)
          1999 Net Operating Loss                                    (5,168)
          2000 Net Operating Loss                                   (10,623)
          2001 Net Operating Loss                                    (1,517)
          2002 Net Operating Loss (3rd. Qtr.)                        (7,766)
                                                                   --------
          Net Operating Loss                                       $(25,150)
                                                                   ========

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $25,150, which will expire 20 years from the date the loss was incurred.

NOTE 8. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's services, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Revenues were -0- for the quarter ending March 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $2,426 for the three months ended March 31, 2003 and $429 for the same period in 2002. Wigwam Development, Inc. is a development stage company involved in the business of providing consulting and supporting services to individuals and companies that are in the start-up phase of operations of restaurant establishments. The Company plans to implement and offer its consulting services in all specialized areas for the creation, development and ongoing management of a restaurant establishment. This will include consulting in the areas of concept development and design, menu and product development, alcoholic beverage licensing, and manager training.

As of the date of this 10QSB, we have not commenced any operations or begun to offer any of the above-mentioned services. These are services we intend to provide whenever, it ever, we are able to commence full-scale operations. To date all of our efforts and limited resources have been spent on developing our business plan, seeking outside investment capital, and organizing preliminary meetings with prospective clients. We will not be able to begin executing our business plan until we raise sufficient capital. At this time we estimate we need at least $300,000 in investment capital to commence full-scale operations and begin executing our business plan.

Over the next 12-months, the Company intends to spend our time and resources on the following activities: complete SEC registration process, raise capital, establish a working office and commence marketing efforts. None of these activities are revenue generating. Due to limited resources and lack of operational performance, there is not a guarantee that the Company will succeed in executing its business plan or its projected activities over the next 12 months. Because we have no operating history, it is difficult to evaluate our business and future prospects. Our revenue and income potential is unproven and our business model may not work.

RISK FACTORS RELATED TO WIGWAM DEVELOPMENT, INC.

1. NO OPERATING HISTORY TO EVALUATE

The Company was incorporated under the laws of the State of Delaware on July 20, 1998. The Company's activities to date have been to develop its business model, and to date has not generated revenue. The Company has a limited operating history and must be considered in the early development stages of embarking upon a new venture. We are among many companies that are involved in the business of providing consulting services to individuals and companies that are in the start-up phase of operations of family dining establishments. There is no assurance that the Company will be successful in the consulting dining services industry now or in the future.

Our business must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business including: under capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, most of which are beyond our control. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the company will be operating.

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of March 31, 2003, the Company had working capital of $1,175 and faces the need for substantial additional working capital in the near future. As the capital needs of the Company are greater than the current working capital, the Company must raise additional capital in order to implement its business plan. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

We anticipate minimal cash requirements until we commence a full-scale execution of our business plan. Until we raise sufficient capital from outside sources to commence full-scale operations or if no capital is available on terms and conditions satisfactory to management, we anticipate our executive officer and/or directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including the Securities and Exchange Commission over the course of the next twelve months. However, because there are no formal agreements in place with our executive officer and/or directors, no assurances can be given that they will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

If our executive officer and/or directors do not cover the cash cost of our auditing requirements, a failure to maintain current auditing of our corporate affairs would result in our failure to meet our future filing requirements with the Securities and Exchange Commission. Failure to retain our status as a reporting company could further limit our abilities to raise the necessary amount of investment capital to commence execution of our business plan.

The Company has prepared audited financial statements as of March 31, 2003, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

3. THE COMPANY HAS GENERATED NO INCOME FROM OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

The Company currently has generated no income from operations and expects to incur operating losses for the foreseeable future. As of March 31, 2003, the accumulated deficit is $25,150. There can be no assurance that the Company will achieve positive cash flow operations in the future. If the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. In addition, we plan to significantly increase our operating expenses to include, but not limited to:

    -  Raising capital;
    -  Designing web site;
    -  Establishing working office;
    -  Commencing marketing efforts.

Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses is not accompanied by increased revenue, our operating losses will be even greater than we anticipate.

4. THE PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON MANAGEMENT WHOSE EXPERIENCE AND/OR TIME COMMITMENT IS LIMITED

The Company will be dependent upon its executive officer and directors, who do not receive monetary compensation currently or in the foreseeable future. The Company does not currently have an employment agreement or "key-man" life insurance in place with its executive officer or directors at this time. Should the Company lose its executive officer or directors, we could have great difficulty replacing them with another qualified executive officer or directors, which could limit the chances for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. The Company intends to hire additional technical, sales and other personnel as they move forward with their business model, though competition for such personnel is intense. There can be no assurance that the company can retain key employees, or to attract or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical, sales and other personnel, would limit the chances for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership the officer and directors have over the company, which will not be significantly affected and may have a material adverse effect on future business progress. Further, the current officer and directors are involved with other employment other than that of the Company, which may take time from developing the business of the Company and effect the overall success.

5. OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER HAS DIVIDED RESPONSIBILITIES AND POSSIBLE CONFLICTS OF INTEREST

Our president and chief executive officer Mr. Steven Grauer is the manager of a sport-fishing lodge in British Columbia, Canada. Although Mr. Grauer is active in our management, he does not devote his full-time and resources to our business. Because Mr. Grauer has these divided responsibilities, he may not be able to devote enough time to properly execute our business plan, which could result in missed business opportunities and worse-than-expected operating results. Mr. Grauer will spend minimal time working for the Company. Currently, Mr. Grauer does not have an employment agreement with the Company.

Futhermore, because Mr. Grauer is a developer and operator of a fishing lodge property, he could encounter potential conflicts of interest between his divided responsibilities. Although the Company is involved in a different business, there is no agreement in place to prevent Mr. Grauer from redirecting future clients and/or business opportunities away from the Company. Additionally, we do not have a formal policy for the resolution of any such conflicts or interests should they arise.

In addition, the Company's executive officer, directors and/or controlling shareholders are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses that may in the future engage in various transactions with the Company.

6. THE COMPANY DOES NOT HAVE A RIGHT OF FIRST REFUSAL PERTAINING TO OPPORTUNITIES THAT COME TO THE ATTENTION ON MANAGEMENT

The Company does not currently have a right of first refusal pertaining to opportunities that come to Mr. Grauer's attention insofar as such opportunities may relate to the Company's business operations. However, Mr. Grauer, so long as he is an officer and/or director of the Company is subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and made available to the Company. A breach of this requirement will be a breach of his fiduciary duty as an officer and/or director of the Company.

7. THE COMPANY IS SUBJECT TO INTENSE COMPETITION AND IS AT A COMPETITIVE DISADVANTAGE

The Company expects to face strong competition from other business that provides restaurant-consulting services. The Company expects to compete on the basis of its reputation among customers as a quality provider of restaurant consulting services. However, its opportunity to attract business customers may be limited by our financial resources and other assets. Consequently, we will be at a competitive disadvantage in obtaining the employees, financing and other resources required to provide superior consulting services. The Company expects to be less able than its larger competitors to handle generally increasing costs and expenses of doing business.

8. THE COMPANY MAY ENCOUNTER UNFORESEEN COSTS IN THE RESTAURANT CONSULTING SERVICES BUSINESS

Our estimates of the cost of and time to be consumed in the provision of various consulting services customarily provided to restaurants based upon management's knowledge and limited experience in the consulting restaurant business, may not be accurate. There can be no assurance that the provision of general restaurant consulting services, including overall analysis of the customer's various needs, recommendations for and/or implementation of improvements, modifications, cost reductions and consulting and specific problem-solving, will not cost significantly more than expected or even prove to be prohibitive. Further, we are unable to predict the amount of time or funding that will be consumed in management's efforts to obtain the additional debt and/or equity financing required in order permitting Wigwam Development, Inc. to offer a full range of restaurant consulting services. Therefore, we may expend significant unanticipated funds or significant funds may be expended by use without the development of commercially viable services. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect us.

9. THERE IS NO TRADING MARKET FOR OUR COMMON STOCK

On August 27, 2002, the NASD cleared the Company's request for an unpriced quotation on the Pink Sheets L.L.C. for the Company's common stock. However, at this time, no trading market has been established for our common stock or any other securities of the Company and there can be no assurance that a trading market will develop in the future, or if developed, that it will be sustained. Furthermore, investors who desire to sell their shares of common stock in any market that develops may encounter substantial difficulty in doing so because of the fact that the price thereof may fluctuate rapidly as a result of changing economic conditions as well as conditions in the securities markets. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

10. OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES

The Securities and Exchange Commission (SEC) has adopted a set of rules called the penny stock rules that regulate broker-dealer securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. In the event a market ever develops for our common stock, investors in our common stock may find it more difficult to sell their common stock.

11. WE ARE LARGELY CONTROLLED BY MANAGEMENT

Mr. Steven Grauer, our officer/director, currently owns or controls 81.1% of our outstanding common stock and thereby continues to be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors. Mr. Grauer's control could prevent, or make more difficult, on-going business. In addition, the concentrated ownership by Mr. Grauer may have a material adverse effect on future business progress, as Mr. Grauer is involved with other employment other than that of the company, which may take time from developing the business of the Company and affect the overall success.

12. NO DIVIDENDS HAVE BEEN PAID

The Company has never paid dividends and does not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of director's discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

13. INDEPENDENT AUDITOR'S "GOING CONCERN" OPINION

The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes it is "unlikely" that we can continue as a going concern. See "Independent Auditors' Report" on page 1. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to meet its future financing requirements.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WIGWAM DEVELOPMENT, INC.
Date: 07/22/03


By: /s/ Steven Grauer
-------------------------------
Steven Grauer, President

                     QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Grauer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wigwam Development, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 22nd day of July 2003.

/s/ Steven Grauer
-------------------------------
Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Grauer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wigwam Development, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 22nd day of July 2003.

/s/ Steven Grauer
-------------------------------
Chief Financial Officer