Form 10QSB/A
period 2003-03-31
WIGWAM DEVELOPMENT INC
filed 2003-09-09
CIK 1080316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WIGWAM DEVELOPMENT, INC.
Date: 08/29/03


By: /s/ Steven Grauer
-------------------------------
Steven Grauer, President