Form 10KSB
period 2003-06-30
WIGWAM DEVELOPMENT INC
filed 2003-09-16
CIK 1080316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 2003

                        Commission File Number 000-50177


                            WIGWAM DEVELOPMENT, INC.
                 (Name of Small Business Issuers in its charter)


         Delaware                                               95-4735252
State of other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                            Identification Number)


       1438 Black Brant Place
       Parksville,  BC  Canada                                    V9P 2A3
(Address of principal executive offices)                       (Postal Code)


                                 (250) 752-5851
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended June 30, 2003.

As of June 30, 2003, the registrant had 1,233,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF THE ISSUER

Wigwam Development, Inc. ("the Company") was incorporated in the State of Delaware on July 20, 1998. Wigwam Development, Inc.'s ("the Company," "Company," "Our," "our," "We," "we,") is a development stage company involved in the business of providing consulting and supporting services to individuals and companies that are in the start-up phase of operations of restaurant establishments. The Company plans to implement and offer its consulting services in all specialized areas for the creation, development and ongoing management of a restaurant establishment. This will include consulting in the areas of concept development and design, menu and product development, alcoholic beverage licensing, and manager training.

The mission of the Company is to create a profit by offering consulting services in the various functions that must be considered and coordinated to ensure a complete and successful program for taking the restaurant establishment from design concept to operational status. These services will be offered to potential clients that will allow the client to access (and pay for) only the levels and types of support in opening or expanding a restaurant establishment that they require.

Our initial sources of revenue are expected to be derived from the following consulting services:

- Concept Development and Design
- Menu and Product Development
- Alcohol Beverage Licensing
- Manager and Employee Training Services

We received our initial funding through the sale of common stock to investors from the period of approximately February 18, 2000 until May 22, 2000. We offered and sold 233,000 common stock shares at $0.10 per share to non-affiliated private investors.

Wigwam Development has never had any bankruptcy, receivership, or similar proceedings. Wigwam Development has never had any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

BUSINESS STRATEGY

Our business strategy is to develop and administer various consulting services and training programs for start-up restaurant and on-going restaurant establishments. Our initial sources of revenue are expected to be derived from the following services:

- Concept Development and Design

The Company will offer start-up and on-going restaurant custom consulting packages that will yield the best possible design concept for restaurant venues geared specifically to the client's needs in obtaining optimum business viability. These consulting packages will offer custom management systems and business plans, site selection, design, functional layouts, menu and recipes and graphic design. We project these services will account for approximately 50% of our overall revenues.

- Menu and Product Development

The Company will also offer consulting services in the menu and product development area including the following types of assignments: creation of new concept menus, pricing analysis and strategy, strategic menu analysis, consumer research on products, menu expansion/repositioning, competitor product studies, new product marketing programs, value engineering and food cost reduction plans, new product test kitchen work and development of ongoing research and development systems. It will be the Company's objective to assist clients in the menu and product areas at several levels: develop entire menus for new concepts; work with operators to revise or expand menu offerings in fulfillment of strategic business goals and offer product improvement. We project these services will account for approximately 20% of our overall revenues.

- Alcohol Beverage Licensing

The Company will offer its consulting services to assist restaurant establishments in obtaining alcohol beverage licenses, complete feasibility studies outlining issues and requirements when applying for license, and assist customers in resolving existing problems for alcohol beverage license applications. We anticipate these services will account for approximately 10% of our overall revenues.

- Manager and Employee Training Services

The Company intends to offer on-site manager and employee training services targeted at the single unit restaurant operation or for new restaurant properties preparing for their grand opening. We plan providing group training sessions within the actual restaurant for all of the employees, including servers, bartenders and kitchen staff. We project these services will account for approximately 20% of our overall revenues.

Our services will be offered independently to each client. Should the client wish to avail themselves of a variety of the services we intend to offer, and then we might offer the services in a package deal with a nominal discount.

We have developed the following focal points and strategies we anticipate sharing with our clients as an inclusive part of our consulting services:

- Create a dining environment that is geared specifically to client's needs in obtaining optimum business viability.

- Provide superior dining service so that client's guests will return by providing interesting, high quality entrees and drinks.

- Provide guest services to our clients, whereby training, monitoring and emphasizing consideration of their guests needs to ensure their guests have a positive experience and leave wanting to return again.

The consulting market for concept design, menu development and training consists largely of consultants who are former restaurant owners or managers themselves.

GEOGRAPHICAL AREA

It is the Company's plan to offer its restaurant consulting and supporting services including concept development and design, menu and product development, alcohol and beverage licensing service and manager and employee training services initially in the western United States including Washington, Oregon and California and in British Columbia, Canada. The Company has not determined when or if it will expand its consulting and supporting services to other geographical areas in the United States and Canada.

OPERATIONS AND MANAGEMENT

Our ability to effectively assist our clients in concept design, menu development, alcohol licensing and managing an operation including high volume restaurant facilities is critical to our overall success. In order to maintain quality and consistency at each of our clients' restaurant properties from initial design to complete operational status, we must carefully assist their personnel and properly advise their establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and equipment and maintenance of the facilities.

We plan on advising our clients in the following areas:

- Concept Development and Design. We will offer initial concept development and design consulting services for restaurants facilities. These consulting packages will offer custom management systems and business plans and include advisory services for site selection, design, functional layouts, menu and recipes and graphic design.

- Menu and Product Development. The company will also offer consulting services in the menu and product development area including the following types of assignments: creation of new concept menus, pricing analysis and strategy, strategic menu analysis, and menu expansion/repositioning. The Company will utilize outside research and consulting services to assist clients in preparing competitor products studies, consumer research on products, new product marketing programs, value engineering, food cost reduction plans, new product test kitchen work and development of ongoing research and development systems.

- Alcohol Beverage Licensing. The Company will offer its consulting service to assist restaurant establishments in obtaining alcohol beverage licenses, complete feasibility studies outlining issues and requirements when applying for a license, and assist customers in resolving existing problems for alcohol beverage license applications.

- Manager and Employee Training Services. The Company intends to offer on-site manager and employee training services targeted at the single unit restaurant operation or for new restaurant properties preparing for their grand opening. We plan providing group training sessions within the actual restaurant for all of the employees, including servers, bartenders and kitchen staff.

The Company's initial source of revenue is expected to be derived from various consulting services, such as Concept Development and Design, Menu and Product Development, Alcohol Beverage Licensing, and Manager and Employee Training Services. The Company plans on recognizing revenue when services are provided. The Company's fee structure that it will charge its customers will be based on
(1) an hourly rate for specific consulting projects to assist for specific areas of support that is needed in the dining (2) set fees for specific consulting services as agreed upon with the client regarding dining and entertainment set-up and operations. At this time, the Company has determined no hourly rate or set fees. The Company will recognize revenue when services on contracts are provided.

COMPETITION

The restaurant and bar industry is intensely competitive. We compete with other restaurant consultants and in-house concept design, menu and beverage and training departments at larger chain-type restaurants. We compete against many well established competitors who have substantially greater financial resources and a longer history of operations than we do. These competitors' resources and market presence may provide them with advantages in marketing, purchasing and negotiating prices and contract terms. These factors may put us at a significant disadvantage when competing in some marketplaces.

Additionally, because we are a development stage business that has yet to commence operations, we face a monumental challenge entering this industry and building recognition for ourselves. We currently consider our Company ranked below everyone we will be competing with, including independent consultants. Furthermore, we do not expect this relative competitive ranking to improve until we are able to start consulting with actual revenue clients and enjoying the benefits of referrals from satisfied clients.

GOVERNMENT REGULATIONS

Our operations are subject to various general federal, state and local laws governing such matters as wages, working conditions, citizenship requirements and overtime pay that affects most U.S. businesses. Some states have set minimum wage requirements higher than the federal level. Accordingly, should we ever develop a staff of hourly workers, increases in the minimum wage will increase our labor costs.

Other governmental initiatives such as mandated health insurance, if ever implemented, could adversely affect us by significantly increasing our labor costs. We could also become subject to the Americans With Disabilities Act of 1990, which among other things could require certain renovations to our future offices and other properties, if any, to meet federally mandated requirements.

Our prospective clientele are also subjected to numerous additional governmental regulations, including regulation by federal agencies to licensing and regulation by state and local health, sanitation, building zoning, safety, fire and other departments relating to the development and operation of restaurants and bars. We do not intend to offer any consulting or training services to our clients in relation to these and other governmental regulations of our clients. It is our intent to refer them to proper legal counsel on such matters and avoid any potential liabilities that may arise from these various government regulations.

LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings, nor are we aware of any pending or threatened actions against us. Additionally, we will require that each of our client's indemnify us before we perform any on-site consulting services or assist with the opening of any new locations.

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

The Company has prepared audited financial statements as of March 31, 2003, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company would be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

9. THERE IS NO TRADING MARKET FOR OUR COMMON STOCK

On August 27, 2002, the NASD cleared the Company's request for an unpriced quotation on the Pink Sheets L.L.C. for the Company's common stock. However, at this time, no trading market has been established for our common stock or any other securities of the Company and there can be no assurance that a trading market will develop in the future, of if developed, that it will be sustained. Furthermore, investors who desire to sell their shares of common stock in any market that develops may encounter substantial difficulty in doing so because of the fact that the price thereof may fluctuate rapidly as a result of changing economic conditions as well as conditions in the securities markets. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

13. INDEPENDENT AUDITOR'S "GOING CONCERN" OPINION

The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes it is "unlikely" that we can continue as a going concern. See "Independent Auditors' Report" on page 8. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to meet its future financing requirements.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space by its executive officer/director to do its present business of the Company. Going forward, the Company plans to use the offices of the officer/director, at no cost to the Company. Both parties have agreed to continue this arrangement until the Company raises sufficient capital to rent office space.

INTELLECTUAL PROPERTY

The Company does not own any trademarks or servicemarks.
ITEM 3 - LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings, nor are we aware of any pending or threatened actions against us. Additionally, we will require that each of our client's indemnify us before we perform any on-site consulting services or assist with the opening of any new locations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended June 30, 2003.

                                     PART II

ITEM 5 -  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price

On August 27, 2002, the NASD cleared the company's request for an unpriced quotation on the Pink Sheets L.L.C. for the Company's common stock. However, at this time, no public market exists for our common stock or any other securities of the company and there can be no assurance that a trading market will develop in the future, or if developed, that it will be sustained.

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For the initial listing in the NASDAQ Small Cap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

For continued listing in the NASDAQ Small Cap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the company's securities traded on the OTC Bulletin Board (OTCBB). The Company will not satisfy the requirements either for being quoted on the National Association of Securities Dealers' Automated Quotations System (NASDAQ) or for listing on any national securities exchange. Accordingly, until it qualifies for NASDAQ or listing on an exchange, any trading market that may develop for the common stock is not expected to qualify as an "established trading market" as that term is defined in Securities and Exchange Commission regulations, and is expected to be substantially illiquid.

(b) Holders

There are 53 holders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

RECENT SALES OF UNREGISTERED SECURITIES

On July 20, 1998, the Company was incorporated under the laws of the State of Delaware.

The date, title and amount of unregistered securities sold/issued by Wigwam Development, Inc. are as follows:

On July 20, 1998, the Company issued 1,000,000 shares to a current officer and director of the Company in consideration of $1,000 or $0.001 per share. These shares of common stock of the Company were issued for investment purposes in a "private transaction" and are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. We relied upon Section 4(2) of the Securities act of 1933, as amended. This did not constitute a public offering.

     Name                                         Number of Shares
     ----                                         ----------------
Steven Grauer                                         1,000,000

On or about March through April 5, 1999, the Company issued 29,000 common shares to 23 shareholders in consideration of $2,900 or $0.10 per share. These shares of common stock were sold without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D, Rule 504 promulgated thereunder.

     Name                                         Number of Shares
     ----                                         ----------------
Laila Bell-Irving                                       4,000
T. Jan Bell-Irving                                      1,000
Martin Blum                                             1,000
Marilyn Buchan                                          1,000
Mavis Burrows                                           1,000
Donald W. Burrows                                       1,000
Jason Burrows                                           1,000
Chris Dahl                                              1,000
Lally Grauer                                            1,000
John Christopher Grauer                                 1,000
Sherry Grauer                                           1,000
Nicollas Grauer                                         1,000
Gabrielle Grauer                                        1,000
Don Jenkins                                             1,000
Francis J. Lacouvee                                     1,000
Ross Anne Low                                           1,000
Scott T. Low                                            1,000
Christine Luster                                        1,000
Brenda Nicolls                                          1,000
James Eckford Terry                                     1,000
Reg Tupper                                              1,000
John R. Welson                                          1,000
Suzanne Woodward                                        1,000

On or about October 1999 through January 2000, the Company issued 204,000 common shares to 29 shareholders in consideration of $20,400 or $0.10 per share. (SEC #
31) These shares of common stock were sold without registration in reliance upon an exemption from registration contained in Regulation S, category 3 of Rule 903 of the Securities Act of 1933, as amended.

     Name                                         Number of Shares
     ----                                         ----------------
Allen Achilles                                          1,000
Brian R. Card                                           1,000
Robert L. Card                                          1,000
Kathleen M. Card                                        1,000
Andrew Coldicutt                                        1,000
Patti Coldicutt                                         2,000
Maureen Elliott                                         1,000
Winifred C. Hayes                                       1,000
Jan Klose                                               1,000
Joanne Kotsiris                                         1,000
U.K. Menon                                             50,000
Online Technologies Ltd.                               25,000
J. Michael Page                                        10,000
Jill Pollack                                            1,000
Ben Scott                                               1,000
Shangri-La Investments Ltd.                            50,000
Sandra Sherman                                          1,000
Kirk Sherman                                            1,000
David Skerik                                            1,000
Chris Skerik                                            1,000
Michael Sklavenitis                                     1,000
Terry Sklavenitis                                       1,000
Steven Sobolewski                                       1,000
Stannell Petroleum Ltd.                                 4,000
Swanson Investments Ltd.                               39,000
Lana Bea Turner                                         1,000
Patricia Vail                                           1,000
Catherine Vail                                          1,000
Robert Woods                                            1,000

Under the Securities Act of 1933, all sales of an issuer's securities or by a shareholder, must be made either (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated shareholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated shareholders) to sell such securities publicly without registration. Non-affiliates reselling restricted securities, as well as affiliates selling restricted or non-restricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11) of the Securities Act of 1933, as amended, if six conditions are met:

(1) Current public information must be available about the issuer unless sales are limited to those made by non-affiliates after two years.

(2) When restricted securities are sold, generally there must be a one-year holding period.

(3) When either restricted or non-restricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for re-sales by non-affiliates.

(4) Except for sales of restricted securities made by non-affiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

(5) Except for sales of restricted securities made by non-affiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

Regulation S under the 1933 Securities Act sets forth conditions under which offers and sales of securities may be made outside the United States without compliance with the registration requirements of Section 5 of the 1933 Securities Act. Regulation S states that the registration requirements of the 1933 Act apply only to offers and sales of securities made in the United States. Generally Regulation S exempts a transaction from registration if the securities are sold to non-US persons, or what is commonly known as an offshore transaction, and there are no directed selling efforts in the United States by the seller or affiliate acting on the seller's behalf. The securities sold under Regulation S may be resold in accordance with Regulation S, the registration requirements of the Securities Act or in reliance on an exemption from registration under the Securities Act.

Regulation D, Rule 504 under the 1933 Securities Act sets forth conditions under which offers and sales of securities may be made.

UNDERWRITERS AND OTHER PURCHASERS

There were no underwriters in connection with the sale and issuance of any securities.

CONSIDERATION

Each of the shares of stock was originally sold for cash. With the exception of the officer/director who paid $1,000 (or $0.001 per share) for 1,000,000 shares, the remaining shareholders paid $23,300 (or $0.10 per share) for the 233,000 common shares. Total common shares sold and issued were 1,233,000 and the aggregate consideration received by the Company was $24,300.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To date, the Company has sold $24,300 in equity securities. Our current cash balance is $1,175. We do not believe the Company's current cash balance is sufficient to fund the current minimal level of operations through the next 12 months. In order to advance the Company's business plan we must raise $300,000 capital through the sale of equity securities or debt financing. If the Company is unable to raise additional funds in the equity/debt securities market, we will be forced to rely on existing cash in the bank and funds loaned by an officer and/or directors. We anticipate our executive officer and/or directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including the Securities and Exchange Commission over the course of the next twelve months.

The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes it is "unlikely" that we can continue as a going concern. See "Independent Auditors' Report" on page 8. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to meet its future financing requirements.

PLAN OF OPERATION

Over the next 12-months, the Company intends to spend our time and resources on the following activities:

- Complete SEC Registration Process. The Company hopes to have our Form 10-SB completed during the third quarter 2003. All of our efforts and resources will be focused on this effort until it has been successfully completed.

- Raise Capital. Beginning in fourth quarter 2003, after we have successfully completed our SEC registration process, we intend to revisit various funding scenarios with established broker-dealer firms. It is our hope to be able to find a broker-dealer willing to assist us in locating adequate funding. In the event we are not able to find a broker-dealer willing to assist us, our contingency plan calls for our officer and directors to prepare a private placement memorandum and raise capital of $300,000 through the sale of common stock in a private placement by selling 300,000 shares at $1.00 per share during the remainder of 2003. If the Company is successful at raising these funds we intend to spend the funds as follows:

     Legal and Accounting Fees                                     $ 20,000
     Office lease and furniture/equipment                          $ 45,000
     Marketing and Advertising                                     $ 84,000
     Direct Mail Advertising                                       $ 30,000
     Set-up and maintenance of Web-site                            $ 15,000
     Salaries                                                      $ 50,000
     Working Capital Reserve                                       $ 66,000
                                                                   --------
       Total                                                       $300,000
                                                                   ========

- Establish Working Office. Once we have raised capital of $300,000, we will open an actual office capable of hosting our prospective clients. This should take approximately one month to establish and get prepared for hosting prospective clients. The Company anticipates that it will need $25,000 to rent office space and $20,000 for purchase of computers and fixed assets. Also at this stage we intend to create all of our necessary support materials and documentation to properly conduct our business activities regarding marketing and advertising. During the interim, the Company plans to begin its design phase of producing a web site that will describe all consulting services and information about the Company.

- Commence Marketing Efforts. Although marketing efforts will be an ongoing and never ending process, the Company intends to begin with its initial marketing efforts only after we have successfully completed our SEC registration, raised the required capital and opened a working office. The Company intends to expend $10,000 on its initial marketing to personal/renewal contacts, $30,000 for direct mail advertising, $60,000 on select media advertisements in industry publications and $14,000 for telemarketing to follow up direct mail and media advertisements. We hope to secure our first clients within the first two months of commencing our marketing efforts or by the conclusion of second quarter ending December 31, 2003.

At this time, the Company has not completed the SEC registration process, raised capital, established a working office or commenced marketing efforts. None of these activities are revenue generating. Due to limited resources and lack of operational performance, there is not a guarantee that the Company will succeed in executing its business plan or its projected activities over the next 12 months. Because we have no operating history, it is difficult to evaluate our business and future prospects. Our revenue and income potential is unproven and our business model may not work.

Management is currently evaluating the feasibility of conducting a limited offering or private placement of our securities. Such offerings would probably require us to register securities for sale with the Securities and Exchange Commission. The cost of undergoing such a registration might be prohibitive and could prevent us from obtaining the investment capital we need to commence execution of our business plan.

The Company may not have sufficient cash, assets or revenues to cover our operating costs and allow us to continue as a going concern. If the Company is unable to raise additional funds in the equity/debt securities market, we will be forced to rely on existing cash in the bank and funds loaned by the officer and/or directors. In such a restricted cash flow scenario, we would be unable to complete our business plan steps and would, instead remain as a development stage company until such time as necessary funding could be raised in the equity/debt securities market.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL CAPITAL

Until we raise sufficient capital from outside sources to commence full-scale operations we anticipate our executive officer and/or directors will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including the Securities and Exchange Commission over the course of the next twelve months. However, because there are no formal agreements in place with our executive officer and/or directors, no assurances can be given that they will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

In our efforts to become a fully reporting company with the Securities and Exchange Commission (SEC) we have incurred expenses of $4,500 associated with the filing of this Registration Statement on Form 10SB. This expense consisted of professional services associated with our independent auditing firm. We have not incurred, nor do we anticipate any additional expenses associated with our efforts to become fully reporting except auditing expenses for future filing requirements with the Securities and Exchange Commission. These expenses are estimated to be no more than $6,000 over the course of the next twelve months.

We will only be able to continue to advance our business plan after we receive capital funding. If the company is not able to raise the full amount, actual funds raised will be used proportionately in the itemized categories to begin minimal operations. Even if 100% funding is realized, no guarantees can be made the Company will ever generate revenues or become profitable.

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

The Company may experience significant volatility in its quarterly and annual results. If and when the Company begins operations with cash flow, there can be no assurance that the Company will ever report a net income in any period, and the Company expects that it will report operating losses for the foreseeable future.

Excluding the Company's executive officer, the Company has no employees. While the Company plans to hire additional employees and train them, it may be unable to find and hire additional qualified management and professional personnel to help lead the Company. The addition of employees will depend on the ability of the Company to raise additional capital, which cannot be assured.

The Company's executive officer and directors make up its entire management team. These individuals are employed at other companies and plan to initially devote minimal time to promoting the Company's strategic business plan. If other obligations take priority for the Company's officers/directors, it will have a material adverse impact on the progress of the company. In addition, excluding the shares that were issued to the officer/director at $1,000, there has been, and are no plans for compensation to be paid to the officer/directors until sufficient revenue flow can be generated, of which there is no guarantee. Since the officers/directors are being compensated by their employment elsewhere, they may be less motivated to spend adequate time devoted to company activities. Should our executive officer and members of our Board of Directors fail to raise the necessary capital to execute our business plan, there will be inadequate resources to hire new personnel capable of possibly raising much needed funds and/or executing our business plan. We believe that the current efforts from our existing executive officer supported by our Board of Directors, will prove satisfactory in enabling us to raise the necessary capital to properly execute our business plan.

Management does not anticipate any product research and development, or the purchase or sale of any significant equipment.

COMPARISON OF FISCAL YEAR 2003 WITH FISCAL YEAR 2002

Revenues for fiscal year 2003 were $0 compared with $0 in 2002. General and Administrative Expenses were $8,762 in 2003 and $1,517 in 2002. The Company does not consider this a material change. Net loss in 2003 was $8,762 as against $1,517 in 2002. The Company does not consider this a material change. The Company had Total Assets of $454 at June 30, 2003 as compared to $7,026 at June 30, 2002. This decrease was due to loss on operations. As of June 30, 2003, the Company had working capital of ($1,846) compared to$6,916 at June 30, 2002 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. AS part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when,, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation

Armando C. Ibarra, C.P.A.                Members of the California
                                         Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD          Members of the American Institute
                                         of Certified Public Accountants
                                Members of the Better Business Bureau since 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Wigwam Development, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Wigwam Development, Inc. as of June 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wigwam Development, Inc. as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Armando C. Ibarra, CPA-APC
----------------------------------
Armando C. Ibarra, CPA-APC

August 1, 2003
Chula Vista, California

                      371 'E' Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of            As of
                                                                      June 30,         June 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS
Current Assets
  Cash                                                                $    454         $  7,026
                                                                      --------         --------
Total Current Assets                                                       454            7,026
                                                                      --------         --------

      TOTAL ASSETS                                                    $    454         $  7,026
                                                                      ========         ========


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                    $  2,300         $    110
                                                                      --------         --------
Total Current Liabilities                                                2,300              110
                                                                      --------         --------
      TOTAL LIABILITIES                                                  2,300              110

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                          --               --
  Common stock ($.0001 par value, 80,000,000 shares
   authorized; 1,233,000  issued and  outstanding as of
   June 30, 2003 and 2002, respectively)                                   125              125
  Paid in-capital                                                       24,175           24,175
  Deficit accumulated during development stage                         (26,146)         (17,384)
                                                                      --------         --------
Total Stockholders' Equity (Deficit)                                    (1,846)           6,916
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    454         $  7,026
                                                                      ========         ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     July 20, 1998
                                                                                      (inception)
                                               Year Ended          Year Ended           through
                                                June 30,            June 30,            June 30,
                                                  2003                2002                2003
                                               -----------         -----------         -----------
Revenues
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------

Total Revenues                                          --                  --                  --

General & Administrative Expenses                    8,762               1,517              26,146
                                               -----------         -----------         -----------

Total General & Administrative Expenses              8,762               1,517              26,146
                                               -----------         -----------         -----------

Net Loss                                       $    (8,762)        $    (1,517)        $   (26,146)
                                               ===========         ===========         ===========

Basic loss per share                           $     (0.01)        $     (0.00)
                                               ===========         ===========
Weighted average number of common
 shares outstanding                              1,233,000           1,233,000
                                               ===========         ===========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From July 20, 1998 (inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                 Accumulated
                                                        Common      Additional     During
                                           Common       Stock        Paid-in     Development
                                           Stock        Amount       Capital       Stage        Total
                                           -----        ------       -------       -----        -----
Stock issued for cash on April 6,
1999 @ $0.10 per share                      14,000       $   1       $ 1,399      $     --     $  1,400

Stock issued for cash on April 13,
1999 @ $0.10 per share                       1,000          --           100            --          100

Stock issued for cash on April 14,
1999 @ $0.10 per share                       7,000           1           699            --          700

Stock issued for cash on April 15,
1999 @ $0.10 per share                       8,000           1           799            --          800

Stock issued for cash on April 23,
1999 @ $0.001 per share                  1,000,000         100           900            --        1,000

Net loss, July 20, 1998 (inception)
through June 30, 1999                                                                  (76)         (76)
                                        ----------       -----       -------      --------     --------
Balance,  June 30, 1999                  1,030,000         103         3,897           (76)       3,924
                                        ==========       =====       =======      ========     ========
Stock issued for cash on October 14,
1999 @ $0.10 per share                      11,000           1         1,099            --        1,100

Stock issued for cash on October 15,
1999 @ $0.10 per share                       6,000           1           599            --          600

Stock issued for cash on January 18,
2000 @ $0.10 per share                       5,000           1           499            --          500

Stock issued for cash on January 26,
2000 @ $0.10 per share                       6,000           1           599            --          600

Stock issued for cash on January 28,
2000 @ $0.10 per share                      10,000           1           999            --        1,000

Stock issued for cash on February 15,
2000 @ $0.10 per share                       1,000          --           100            --          100

Stock issued for cash on February 18,
2000 @ $0.10 per share                      39,000           4         3,896            --        3,900

Stock issued for cash on March 31,
2000 @ $0.10 per share                      25,000           3         2,497            --        2,500

Stock issued for cash on May 22,
2000 @ $0.10 per share                     100,000          10         9,990            --       10,000

Net loss,  June 30, 2000                                                            (5,168)      (5,168)
                                        ----------       -----       -------      --------     --------
Balance,  June 30, 2000                  1,233,000         125        24,175        (5,244)      19,056
                                        ==========       =====       =======      ========     ========
Net loss,  June 30, 2001                                                           (10,623)     (10,623)
                                        ----------       -----       -------      --------     --------
Balance,  June 30, 2001                  1,233,000         125        24,175       (15,867)       8,433
                                        ==========       =====       =======      ========     ========
Net loss,  June 30, 2002                                                            (1,517)      (1,517)
                                        ----------       -----       -------      --------     --------
Balance,  June 30, 2002                  1,233,000         125        24,175       (17,384)       6,916
                                        ==========       =====       =======      ========     ========
Net loss,  June 30, 2003                                                            (8,762)      (8,762)
                                        ----------       -----       -------      --------     --------
Balance,  June 30, 2003                  1,233,000       $ 125       $24,175      $(26,146)    $ (1,846)
                                        ==========       =====       =======      ========     ========

                       See Notes to Financial Statements

               WIGWAM DEVELOPMENT, INC.
            (A Development Stage Company)
               Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     July 20, 1998
                                                                                      (inception)
                                               Year Ended          Year Ended           through
                                                June 30,            June 30,            June 30,
                                                  2003                2002                2003
                                               -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (8,762)           $ (1,517)            $(26,146)
  Increase (decrease) in accounts payable          2,190                 110                2,300
                                                --------            --------             --------
     Net cash provided by (used in)
      operating activities                        (6,572)             (1,407)             (23,846)

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in)
      investing activities                            --                  --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                        --                (100)                 125
  Additional paid-in capital                          --                (900)              24,175
                                                --------            --------             --------
     Net cash provided by (used in)
      financing activities                            --              (1,000)              24,300
                                                --------            --------             --------

Net increase (decrease) in cash                   (6,572)             (2,407)                 454

Cash at beginning of year                          7,026               9,433                   --
                                                --------            --------             --------

Cash at end of year                             $    454            $  7,026             $    454
                                                ========            ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                 $     --            $     --             $     --
                                                ========            ========             ========
  Income taxes paid                             $     --            $     --             $     --
                                                ========            ========             ========

                       See Notes to Financial Statements

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on July 20, 1998, under the laws of the State of Delaware, as Wigwam Development, Inc. The Company is in the business of providing online consulting services to individuals and businesses wishing to establish start-up operations of family dining establishments. Company has no operations and in accordance with SFAS # 7, the Company is considered a development stage company.

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

c. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


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

NOTE 5. MARKETING STRATEGY

The Company plans to market its consulting services via an on-line web site. At the current time, the Company has not developed it's web-site, but has started the design phase of producing a site that will describe all consulting services and information about the Company. The Company anticipates spending approximately 4 months and $12,000 on this phase of their marketing strategy. The cost of developing the Companies web site will be expensed when incurred

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 6. INCOME TAXES


                                                                    As of
                                                                June 30, 2003
                                                                -------------
     Deferred tax assets:
       Net operating tax carryforwards                             $ 3,922
       Other                                                             0
                                                                   -------
       Gross deferred tax assets                                     3,922
       Valuation allowance                                          (3,922)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $    (76)
     1999 Net Operating Loss                                         (5,168)
     2000 Net Operating Loss                                        (10,623)
     2001 Net Operating Loss                                         (1,517)
     2002 Net Operating Loss                                         (8,762)
                                                                   --------
     Net Operating Loss                                            $(26,146)
                                                                   ========

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $26,146, which will expire 20 years from the date the loss was incurred.

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The Company's executive officers and directors are as follows:

     Name               Age                            Title
     ----               ---                            -----
Steven Grauer           55            President, Secretary, Treasurer, Director
Donald Scribner         53            Director

The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal. Our executive officer is elected by the Board of Directors and will hold office until resignation or removal by the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person. There are no family relationships between the directors of the Company.

The Company's executive officer and directors will devote their time to the business on an "as-needed" basis, which is expected to require minimal time.

BUSINESS EXPERIENCE AND EDUCATION

Steven Grauer

Since 1993, Mr. Grauer developed and operated neighborhood "pubs" in southern British Columbia as well as consulting with entrepreneurs wanting to establish pubs of their own. In addition, since 1993 through the present, Mr. Grauer operates a sport-fishing lodge on the British Columbia coast.

Donald Scribner

Mr. Scribner, over a ten-year period, has operated dining and entertainment establishments in California that supply food, beverages and live music for family activities including billiards and bowling, and has operated a successful dinner theatre in Minnesota. During the past 2 years, Mr. Scribner has operated a catering business for film locations and has worked as an actor in feature films.

CONFLICTS OF INTEREST

Insofar as the executive officer and/or directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The executive officer and/or directors of Wigwam Development, Inc. may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Wigwam Development, Inc. does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

The executive officer and directors are, so long as they are officer and/or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and made available to Wigwam Development, Inc. and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer and/or directors.

ITEM 10 - EXECUTIVE COMPENSATION

None of the Company's executive officer and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated sufficient revenues from its operations.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2003, concerning beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the company to own beneficially more than five percent (5%) of the Common Stock (1):

Title        Name & Address                         Amount of           Percent
 Of          of Beneficial                           Shares               Of
Class       Owner of Shares       Position        Held by Owner          Class
-----       ---------------       --------        -------------          -----
Common      Steven Grauer (2)     President/       1,000,000              81.1%
                                  Director

Common      Directors and Officers as a Group      1,000,000              81.1%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 31, 2003, we had 1,233,000 shares issued and outstanding.
(2) Steven Grauer's address is 1438 Black Brant Place, Parksville, British Columbia, Canada. Mr. Grauer is the direct owner as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 1,233,000 outstanding common shares as of March 31, 2003. As of March 31, 2003, there were 53 stockholders of record.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS.

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002 Exhibit
Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002
Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WIGWAM DEVELOPMENT, INC.


/s/ Steven Grauer                                               Dated: 09/10/03
-------------------------------                                       ---------
Steven Grauer - President,
Secretary, Treasurer & Director