Form 10KSB/A
period 2003-06-30
WIGWAM DEVELOPMENT INC
filed 2003-10-20
CIK 1080316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                   Amendment 1

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of June 30, 2003, the Company had working capital of ($1,846) and an accumulated deficit of $26,146. As the capital needs of the Company are greater than the current working capital, the Company must raise additional capital in order to implement its business plan. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

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

The Company has prepared audited financial statements as of March 31, 2003 June 30, 2003 reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company would be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

3. THE COMPANY HAS GENERATED NO INCOME FROM OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

The Company currently has generated no income from operations and expects to incur operating losses for the foreseeable future. As of June 30, 2003, the accumulated deficit is $26,146. There can be no assurance that the Company will achieve positive cash flow operations in the future. If the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. In addition, we plan to significantly increase our operating expenses to include, but not limited to:

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Wigwam Development, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Wigwam Development, Inc. (A Development Stage Company) as of June 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from July 20, 1998 (inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had significant losses since inception and liabilities are significantly higher than assets. Those conditions raise substantial doubt as to its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s/ Armando C. Ibarra, CPA-APC
----------------------------
Armando C. Ibarra, CPA-APC

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
                                                                      ========         ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                      July 20, 1998
                                                                                       (inception)
                                                Year Ended          Year Ended           through
                                                 June 30,            June 30,           June 30,
                                                   2003                2002               2003
                                               -----------         -----------         -----------
REVENUES
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------

TOTAL REVENUES                                          --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES                    8,762               1,517              26,146
                                               -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES              8,762               1,517              26,146
                                               -----------         -----------         -----------

NET LOSS                                       $    (8,762)        $    (1,517)        $   (26,146)
                                               ===========         ===========         ===========

BASIC LOSS PER SHARE                           $     (0.01)              (0.00)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       1,233,000           1,233,000
                                               ===========         ===========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From July 20, 1998 (inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                    Accumulated
                                                         Common       Additional      During
                                          Common         Stock         Paid-in      Development
                                          Stock          Amount        Capital         Stage        Total
                                          -----          ------        -------         -----        -----
Stock issued for cash on April 6,
1999 @ $0.10 per share                     14,000       $      1       $ 1,399      $     --       $  1,400

Stock issued for cash on April 13,
1999 @ $0.10 per share                      1,000             --           100            --            100

Stock issued for cash on April 14,
1999 @ $0.10 per share                      7,000              1           699            --            700

Stock issued for cash on April 15,
1999 @ $0.10 per share                      8,000              1           799            --            800

Stock issued for cash on April 23,
1999 @ $0.001 per share                 1,000,000            100           900            --          1,000

Net loss, July 20, 1998 (inception)
through June 30, 1999                                                                    (76)           (76)
                                       ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 1999                  1,030,000            103         3,897           (76)         3,924
                                       ==========       ========       =======      ========       ========
Stock issued for cash on October 14,
1999 @ $0.10 per share                     11,000              1         1,099            --          1,100

Stock issued for cash on October 15,
1999 @ $0.10 per share                      6,000              1           599            --            600

Stock issued for cash on January 18,
2000 @ $0.10 per share                      5,000              1           499            --            500

Stock issued for cash on January 26,
2000 @ $0.10 per share                      6,000              1           599            --            600

Stock issued for cash on January 28,
2000 @ $0.10 per share                     10,000              1           999            --          1,000

Stock issued for cash on February 15,
2000 @ $0.10 per share                      1,000             --           100            --            100

Stock issued for cash on February 18,
2000 @ $0.10 per share                     39,000              4         3,896            --          3,900

Stock issued for cash on March 31,
2000 @ $0.10 per share                     25,000              3         2,497            --          2,500

Stock issued for cash on May 22,
2000 @ $0.10 per share                    100,000             10         9,990            --         10,000

Net loss, June 30, 2000                                                               (5,168)        (5,168)
                                       ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2000                  1,233,000            125        24,175        (5,244)        19,056
                                       ==========       ========       =======      ========       ========
Net loss, June 30, 2001                                                              (10,623)       (10,623)
                                       ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2001                  1,233,000            125        24,175       (15,867)         8,433
                                       ==========       ========       =======      ========       ========
Net loss, June 30, 2002                                                               (1,517)        (1,517)
                                       ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2002                  1,233,000            125        24,175       (17,384)         6,916
                                       ==========       ========       =======      ========       ========
Net loss, June 30, 2003                                                               (8,762)        (8,762)
                                       ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2003                  1,233,000       $    125       $24,175      $(26,146)      $ (1,846)
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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $8,762 for the year ended June 30, 2003, and net losses during the period from inception (July 20, 1998, 1999) to June 30, 2003 of $26,146. The Company's current liabilities exceed its current assets by about $1,846 as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS.

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
               Section 302 of The Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
               Section 302 of The Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification of Chief Executive Officer pursuant to
               Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to
               Section 906 of The Sarbanes-Oxley Act of 2002

ITEM 14 - CONTROLS AND PROCEDURES

Wigwam's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-KSB (the Evaluation Date). Based on that evaluation, they concluded that as of the Evaluation Date, Wigwam had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Wigwam's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WIGWAM DEVELOPMENT, INC.


/s/ Steven Grauer                                               Dated: 10/17/03
-------------------------------                                       ---------
Steven Grauer - President,
Secretary, Treasurer & Director