Form 10QSB
period 2003-09-30
WIGWAM DEVELOPMENT INC
filed 2003-11-14
CIK 1080316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,233,000 shares of Common Stock outstanding as of September 30, 2003.

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of           As of
                                                                     September 30,     June 30,
                                                                        2003             2003
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    163         $    454
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                       163              454
                                                                      --------         --------

      TOTAL ASSETS                                                    $    163         $    454
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $     --         $  2,300
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                   --            2,300
                                                                      --------         --------
      TOTAL LIABILITIES                                                     --            2,300

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
    shares authorized; none issued and outstanding)                         --               --
  Common stock ($.0001 par value, 80,000,000 shares
    authorized; 1,233,000  issued and  outstanding as of
    September 30, and June 30, 2003, respectively)                         125              125
  Paid in-capital                                                       28,430           24,175
  Deficit accumulated during development stage                         (28,392)         (26,146)
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       163           (1,846)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    163         $    454
                                                                      ========         ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     July 20, 1998
                                               Three Months       Three Months        (inception)
                                                  Ended              Ended              through
                                              September 30,       September 30,       September 30,
                                                  2003                2002                2003
                                               -----------         -----------         -----------
REVENUES
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------
TOTAL REVENUES                                          --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES                    2,246               3,154              28,392
                                               -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES              2,246               3,154              28,392
                                               -----------         -----------         -----------

NET LOSS                                       $    (2,246)        $    (3,154)        $   (28,392)
                                               ===========         ===========         ===========

BASIC LOSS PER SHARE                           $     (0.00)        $     (0.00)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       1,233,000           2,233,000
                                               ===========         ===========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From July 20, 1998 (inception) through September 30, 2003
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                        Common     Additional      During
                                           Common       Stock       Paid-in      Development
                                           Stock        Amount      Capital         Stage         Total
                                           -----        ------      -------         -----         -----
Stock issued for cash on April 6,
1999 @ $0.10 per share                      14,000       $   1       $ 1,399      $     --       $  1,400

Stock issued for cash on April 13,
1999 @ $0.10 per share                       1,000          --           100            --            100

Stock issued for cash on April 14,
1999 @ $0.10 per share                       7,000           1           699            --            700

Stock issued for cash on April 15,
1999 @ $0.10 per share                       8,000           1           799            --            800

Stock issued for cash on April 23,
1999 @ $0.001 per share                  1,000,000         100           900            --          1,000

Net loss, July 20, 1998 (inception)
through June 30, 1999                                                                  (76)           (76)
                                        ----------       -----       -------      --------       --------
BALANCE, JUNE 30, 1999                   1,030,000         103         3,897           (76)         3,924
                                        ==========       =====       =======      ========       ========
Stock issued for cash on October 14,
1999 @ $0.10 per share                      11,000           1         1,099            --          1,100

Stock issued for cash on October 15,
1999 @ $0.10 per share                       6,000           1           599            --            600

Stock issued for cash on January 18,
2000 @ $0.10 per share                       5,000           1           499            --            500

Stock issued for cash on January 26,
2000 @ $0.10 per share                       6,000           1           599            --            600

Stock issued for cash on January 28,
2000 @ $0.10 per share                      10,000           1           999            --          1,000

Stock issued for cash on February 15,
2000 @ $0.10 per share                       1,000          --           100            --            100

Stock issued for cash on February 18,
2000 @ $0.10 per share                      39,000           4         3,896            --          3,900

Stock issued for cash on March 31,
2000 @ $0.10 per share                      25,000           3         2,497            --          2,500

Stock issued for cash on May 22,
2000 @ $0.10 per share                     100,000          10         9,990            --         10,000

Net loss, June 30, 2000                                                             (5,168)        (5,168)
                                        ----------       -----       -------      --------       --------
BALANCE, JUNE 30, 2000                   1,233,000         125        24,175        (5,244)        19,056
                                        ==========       =====       =======      ========       ========
Net loss, June 30, 2001                                                            (10,623)       (10,623)
                                        ----------       -----       -------      --------       --------
BALANCE, JUNE 30, 2001                   1,233,000         125        24,175       (15,867)         8,433
                                        ==========       =====       =======      ========       ========
Net loss, June 30, 2002                                                             (1,517)        (1,517)
                                        ----------       -----       -------      --------       --------
BALANCE, JUNE 30, 2002                   1,233,000         125        24,175       (17,384)         6,916
                                        ==========       =====       =======      ========       ========
Net loss, June 30, 2003                                                             (8,762)        (8,762)
                                        ----------       -----       -------      --------       --------
BALANCE, JUNE 30, 2003                   1,233,000       $ 125       $24,175      $(26,146)      $ (1,846)
                                        ==========       =====       =======      ========       ========
Contributed capital                                                    4,255                        4,255

Net loss, September 30, 2003                                                        (2,246)        (2,246)
                                        ----------       -----       -------      --------       --------
BALANCE, SEPTEMBER 30, 2003              1,233,000       $ 125       $28,430      $(28,392)      $    163
                                        ==========       =====       =======      ========       ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                July 20, 1998
                                                Three Months    Three Months     (inception)
                                                   Ended           Ended           through
                                               September 30,    September 30,    September 30,
                                                   2003             2002             2003
                                                 --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (2,246)        $ (3,154)        $(28,392)
  Increase (decrease) in accounts payable          (2,300)            (110)              --
                                                 --------         --------         --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         (4,546)          (3,264)         (28,392)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Contributed capital                               4,255               --            4,255
  Common stock                                         --               --              125
  Additional paid-in capital                           --               --           24,175
                                                 --------         --------         --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          4,255               --           28,555
                                                 --------         --------         --------

NET INCREASE (DECREASE) IN CASH                      (291)          (3,264)             163

CASH AT BEGINNING OF YEAR                             454            7,026               --
                                                 --------         --------         --------

CASH AT END OF YEAR                              $    163         $  3,762         $    163
                                                 ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                  $     --         $     --         $     --
                                                 ========         ========         ========
  Income taxes paid                              $     --         $     --         $     --
                                                 ========         ========         ========

                       See Notes to Financial Statements

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,246 for the period ended September 30, 2003, and net losses during the period from inception (July 20, 1998) to September 30, 2003 of $28,392. The Company's has no current source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5. MARKETING STRATEGY

The Company plans to market its consulting services via an on-line web site. At the current time, the Company has not developed it's web-site, but has started the design phase of producing a site that will describe all consulting services and information about the Company. The Company anticipates spending approximately 4 months and $12,000 on this phase of their marketing strategy. The cost of developing the Companies web site will be expensed when incurred. As of September 30, 2003 the Company has not incurred any such expenses.

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


NOTE 6. INCOME TAXES

                                                        As of September 30, 2003
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 4,259
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    4,259
     Valuation allowance                                         (4,259)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                    $    (76)
     1999 Net Operating Loss                                      (5,168)
     2000 Net Operating Loss                                     (10,623)
     2001 Net Operating Loss                                      (1,517)
     2002 Net Operating Loss                                      (8,762)
     2003 Net Operating Loss (1st quarter)                        (2,246)
                                                                --------

     Net Operating Loss                                         $(28,392)
                                                                ========

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $28,392, which will expire 20 years from the date the loss was incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's services, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2003

Revenues were -0- for the quarter ending September 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $2,246 for the three months ended September 30, 2003 and $3,154 for the same period in 2002. Wigwam Development, Inc. is a development stage company involved in the business of providing consulting and supporting services to individuals and companies that are in the start-up phase of operations of restaurant establishments. The Company plans to implement and offer its consulting services in all specialized areas for the creation, development and ongoing management of a restaurant establishment. This will include consulting in the areas of concept development and design, menu and product development, alcoholic beverage licensing, and manager training.

As of the date of this 10-QSB, we have not commenced any operations or begun to offer any of the above-mentioned services. These are services we intend to provide whenever, it ever, we are able to commence full-scale operations. To date all of our efforts and limited resources have been spent on developing our business plan, seeking outside investment capital, and organizing preliminary meetings with prospective clients. We will not be able to begin executing our business plan until we raise sufficient capital. At this time we estimate we need at least $300,000 in investment capital to commence full-scale operations and begin executing our business plan.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of September 30, 2003, the Company had working capital of $163 and faces the need for substantial additional working capital in the near future. As the capital needs of the Company are greater than the current working capital, the Company must raise additional capital in order to implement its business plan. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

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

The Company has prepared audited financial statements as of September 30, 2003, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

3. THE COMPANY HAS GENERATED NO INCOME FROM OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

The Company currently has generated no income from operations and expects to incur operating losses for the foreseeable future. As of September 30, 2003, the accumulated deficit is $28,392. There can be no assurance that the Company will achieve positive cash flow operations in the future. If the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. In addition, we plan to significantly increase our operating expenses to include, but not limited to:

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

WIGWAM DEVELOPMENT, INC.

Date: 11/10/03


By: /s/ Steven Grauer
-------------------------------
Steven Grauer, President