Form 10KSB/A
period 2003-06-30
WIGWAM DEVELOPMENT INC
filed 2003-12-23
CIK 1080316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                   Amendment 2

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

The Company has prepared audited financial statements as of June 30, 2003 reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company would be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

Exhibit 31.1 -  Certification of Chief Executive Officer pursuant to
                Section 302 of The Sarbanes-Oxley Act Of 2002 Exhibit

Exhibit 31.2 -  Certification of Chief Financial Officer pursuant to
                Section 302 of The Sarbanes-Oxley Act Of 2002

Exhibit 32.1 -  Certification of Chief Executive Officer pursuant to
                Section 906 of The Sarbanes-Oxley Act Of 2002

Exhibit 32.2 -  Certification of Chief Financial Officer pursuant to
                Section 906 of The Sarbanes-Oxley Act Of 2002

ITEM 14 - CONTROLS AND PROCEDURES

Wigwam's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-KSB as of June 30, 2003 (the Evaluation
Date). Based on that evaluation, they concluded that as of the Evaluation Date, Wigwam had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

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

WIGWAM DEVELOPMENT, INC.


/s/ Steven Grauer                                             Dated: 12/19/03
-------------------------------                                      --------
Steven Grauer - President,
Secretary, Treasurer & Director