Form 10QSB
period 2003-12-31
WIGWAM DEVELOPMENT INC
filed 2004-02-02
CIK 1080316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2003

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


                                 (250) 752-6215
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [ ]

There were 1,233,000 shares of Common Stock outstanding as of December 31, 2003.

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                         WIGWAM DEVELOPMENT, INC.
                      (A Development Stage Company)
                              Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of           Year Ended
                                                                  December 31,         June 30,
                                                                     2003               2003
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     22           $    454
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     22                454
                                                                   --------           --------

      TOTAL ASSETS                                                 $     22           $    454
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,545           $  2,300
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,545              2,300
                                                                   --------           --------
      TOTAL LIABILITIES                                               1,545              2,300

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 1,233,000  issued and  outstanding as of
   December 31, 2003 and June 30, 2003, respectively)                    --                 --
  Paid in-capital                                                     4,255                 --
  Deficit accumulated during development stage                      (24,834)           (20,902)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (20,579)           (20,902)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $(19,034)          $(18,602)
                                                                   ========           ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                               July 20, 1998
                                    Six Months    Six Months     Three Months   Three Months    (inception)
                                      Ended         Ended            Ended          Ended         through
                                   December 31,   December 31,    December 31,   December 31,   December 31,
                                       2003           2002            2003           2002           2003
                                    ----------     ----------      ----------     ----------     ----------
REVENUES
  Revenues                          $       --     $       --      $       --     $       --     $       --
                                    ----------     ----------      ----------     ----------     ----------
TOTAL REVENUES                              --             --              --             --

GENERAL & ADMINISTRATIVE EXPENSES        3,932          5,340           1,686          2,186         30,078
                                    ----------     ----------      ----------     ----------     ----------

TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                3,932          5,340           1,686          2,186         30,078
                                    ----------     ----------      ----------     ----------     ----------

NET LOSS                            $   (3,932)    $   (5,340)     $   (1,686)    $   (2,186)    $  (30,078)
                                    ==========     ==========      ==========     ==========     ==========

BASIC LOSS PER SHARE                $    (0.00)    $    (0.00)     $    (0.00)    $    (0.00)
                                    ==========     ==========      ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,233,000      1,230,000       1,233,000      1,233,000
                                    ==========     ==========      ==========     ==========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From July 20, 1998 (inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage           Total
                                              -----          ------        -------        -----           -----
Stock issued for cash on April 6,
1999 @ $0.10 per share                         14,000       $      1       $ 1,399      $     --       $  1,400

Stock issued for cash on April 13,
1999 @ $0.10 per share                          1,000             --           100            --            100

Stock issued for cash on April 14,
1999 @ $0.10 per share                          7,000              1           699            --            700

Stock issued for cash on April 15,
1999 @ $0.10 per share                          8,000              1           799            --            800

Stock issued for cash on April 23,
1999 @ $0.001 per share                     1,000,000            100           900            --          1,000

Net loss, July 20, 1998 (inception)
through June 30, 1999                                                                        (76)           (76)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,030,000            103         3,897           (76)         3,924
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 14,
1999 @ $0.10 per share                         11,000              1         1,099            --          1,100

Stock issued for cash on October 15,
1999 @ $0.10 per share                          6,000              1           599            --            600

Stock issued for cash on January 18,
2000 @ $0.10 per share                          5,000              1           499            --            500

Stock issued for cash on January 26,
2000 @ $0.10 per share                          6,000              1           599            --            600

Stock issued for cash on January 28,
2000 @ $0.10 per share                         10,000              1           999            --          1,000

Stock issued for cash on February 15,
2000 @ $0.10 per share                          1,000             --           100            --            100

Stock issued for cash on February 18,
2000 @ $0.10 per share                         39,000              4         3,896            --          3,900

Stock issued for cash on March 31,
2000 @ $0.10 per share                         25,000              3         2,497            --          2,500

Stock issued for cash on May 22,
2000 @ $0.10 per share                        100,000             10         9,990            --         10,000

Net loss, June 30, 2000                                                                   (5,168)        (5,168)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,233,000            125        24,175        (5,244)        19,056
                                           ==========       ========       =======      ========       ========
Net loss, June 30, 2001                                                                  (10,623)       (10,623)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2001                             --             --            --       (10,623)       (10,623)
                                           ==========       ========       =======      ========       ========
Net loss, June 30, 2002                                                                   (1,517)        (1,517)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2002                             --             --            --       (12,140)       (12,140)
                                           ==========       ========       =======      ========       ========
Net loss, June 30, 2003                                                                   (8,762)        (8,762)
                                           ----------       --------       -------      --------       --------
BALANCE, JUNE 30, 2003                             --             --            --       (20,902)       (20,902)
                                           ==========       ========       =======      ========       ========
Contributed capital                                                          4,255                        4,255

Net loss, December 31, 2003                                                               (3,932)        (3,932)
                                           ----------       --------       -------      --------       --------
BALANCE, DECEMBER 31, 2003                         --       $     --       $ 4,255      $(24,834)      $(20,579)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            WIGWAM DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          July 20, 1998
                                               Six Months     Six Months    Three Months    Three Months   (inception)
                                                 Ended          Ended          Ended          Ended          through
                                               December 31,   December 31,   December 31,   December 31,   December 31,
                                                  2003           2002           2003           2002           2003
                                                --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (3,932)      $ (5,340)      $ (1,686)      $ (2,186)      $(30,078)
  Increase (decrease) in accounts payable           (755)          (110)         1,545             --          1,545
                                                --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                  (4,687)        (5,450)          (141)        (2,186)       (28,533)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                      --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                        --             --             --             --            125
  Additional paid-in capital                       4,255             --             --             --         28,430
                                                --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                   4,255             --             --             --         28,555
                                                --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                     (432)        (5,450)          (141)        (2,186)            22

CASH AT BEGINNING OF PERIOD                          454          7,026            163          3,762             --
                                                --------       --------       --------       --------       --------

CASH AT END OF PERIOD                           $     22       $  1,576       $     22       $  1,576       $     22
                                                ========       ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                 $     --       $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========       ========
  Income taxes paid                             $     --       $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,932 for the period ended December 31, 2003, and net losses during the period from inception (July 20, 1998) to December 31, 2003 of $30,078. The Company's has no current source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5. MARKETING STRATEGY

The Company plans to market its consulting services via an on-line web site. At the current time, the Company has not developed it's web-site, but has started the design phase of producing a site that will describe all consulting services and information about the Company. The Company anticipates spending approximately 4 months and $12,000 on this phase of their marketing strategy. The cost of developing the Companies web site will be expensed when incurred. As of December 31, 2003 the Company has not incurred any such expenses.

                            WIGWAM, DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


NOTE 6. INCOME TAXES

                                                         As of December 31, 2003
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 4,512
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     4,512
     Valuation allowance                                          (4,512)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $    (76)
     1999 Net Operating Loss                                       (5,168)
     2000 Net Operating Loss                                      (10,623)
     2001 Net Operating Loss                                       (1,517)
     2002 Net Operating Loss                                       (8,762)
     2003 Net Operating Loss (2nd quarter)                         (3,932)
                                                                 --------

     Net Operating Loss                                          $(30,078)
                                                                 ========

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $30,078, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

Our current cash balance is $22. Revenues were -0- for the quarter ending December 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $1,686 for the three months ended December 31, 2003 and $2,186 for the same period in 2002. Wigwam Development, Inc. is a development stage company involved in the business of providing consulting and supporting services to individuals and companies that are in the start-up phase of operations of restaurant establishments. The Company plans to implement and offer its consulting services in all specialized areas for the creation, development and ongoing management of a restaurant establishment. This will include consulting in the areas of concept development and design, menu and product development, alcoholic beverage licensing, and manager training.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of December 31, 2003, the Company had working capital of -0- and faces the need for substantial additional working capital in the near future. As the capital needs of the Company are greater than the current working capital, the Company must raise additional capital in order to implement its business plan. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

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

The Company has prepared audited financial statements as of December 31, 2003, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

3. THE COMPANY HAS GENERATED NO INCOME FROM OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

The Company currently has generated no income from operations and expects to incur operating losses for the foreseeable future. As of December 31, 2003, the accumulated deficit is $30,078. There can be no assurance that the Company will achieve positive cash flow operations in the future. If the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. In addition, we plan to significantly increase our operating expenses to include, but not limited to:

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

WIGWAM DEVELOPMENT, INC.

Date: 01/30/04


By: /s/ Steven Grauer
-------------------------------
Steven Grauer, President