Form 10QSB
period 2004-03-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2004-05-24
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to ____________________

                       Commission File Number: 000-50177


                        NANO SUPERLATTICE TECHNOLOGY INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         95-4735252
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

c/o Loeb & Loeb LLP, 345 Park Avenue, New York, NY           10154
    (Address of principal executive offices)               (Zip Code)

                                  212-407-4000
                           (Issuer's telephone number)

                            WIGWAM DEVELOPMENT, INC.
                             1438 Black Brant Place
                          Parksville, BC V9P 2A3 Canada
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Issuer's Common Stock, $0.0001 par value, as of the close of business on May 21, 2004 was 1,233,000.

                                      INDEX
                       Nano Superlattice Technology Inc.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     Balance Sheets as of June 30, 2003 and March 31, 2004 (unaudited)        1

     Statements of Operations (unaudited)  -
       for the three months and nine months ended  March 31, 2003
       and 2004, and from July 20, 1998 (Inception) through March 31, 2004    2

     Statement of Changes in Stockholders' Equity (Deficit)
      From July 20, 1998 (inception) through March 31, 2004                   3

     Statements of Cash Flows (unaudited) -
       for the three months and nine months ended March 31, 2003
       and 2004, and from July 20, 1998 (Inception) through March 31, 2004    5

     Notes to Financial Statements                                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results  of Operations                       8

Item 3. Controls and Procedures                                               8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                 As of March 31,    Year Ended June 30,
                                                                       2004                 2003
                                                                     --------             --------
                                     ASSETS

CURRENT ASSETS

  Cash                                                               $     --             $    454
                                                                     --------             --------
TOTAL CURRENT ASSETS                                                 $     --             $    454
                                                                     --------             --------
      TOTAL ASSETS                                                   $     --             $    454
                                                                     ========             ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                   $     --             $  2,300
                                                                     --------             --------
TOTAL CURRENT LIABILITIES                                                  --                2,300
                                                                     --------             --------
      TOTAL LIABILITIES                                                    --                2,300
                                                                     --------             --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)

  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 1,233,000  issued and  outstanding as of
   March 31, 2004 and June 30, 2003)                                      125                  125

  Paid in-capital                                                      31,375               24,175

  Deficit accumulated during development stage                        (31,500)             (26,146)
                                                                     --------             --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       --               (1,846)
                                                                     --------             --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $     --             $    454
                                                                     ========             ========

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                            July 20, 1998
                                 Nine Months        Nine Months        Three Months       Three Months       (inception)
                                Ended March 31,    Ended March 31,    Ended March 31,    Ended March 31,   through March 31,
                                     2004               2003               2004               2003               2004
                                  ----------         ----------         ----------         ----------         ----------
REVENUES

  Revenues                        $       --         $       --         $       --         $       --         $       --
                                  ----------         ----------         ----------         ----------         ----------

TOTAL REVENUES                            --                 --                 --                 --                 --

GENERAL & ADMINISTRATIVE
 EXPENSES                              5,354              7,766              1,422              2,426             31,500
                                  ----------         ----------         ----------         ----------         ----------
TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                              5,354              7,766              1,422              2,426             31,500
                                  ==========         ==========         ==========         ==========         ==========

NET LOSS                          $   (5,354)        $   (7,766)        $   (1,422)        $   (2,426)        $  (31,500)
                                  ==========         ==========         ==========         ==========         ==========

BASIC LOSS PER SHARE                   (0.00)             (0.01)             (0.00)             (0.00)
                                  ==========         ==========         ==========         ==========

                                   1,233,000          1,233,000          1,233,000          1,233,000
                                  ==========         ==========         ==========         ==========

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From July 20, 1998 (inception) through March 31, 2004

                                                                                       Deficit Accumulated
                                            Common      Common Stock     Additional     During Development
                                            Stock          Amount      Paid-in Capital        Stage            Total
                                            -----          ------      ---------------        -----            -----
Stock issued for cash on April 6,
1999 @ $0.10 per share                       14,000      $      1         $ 1,399           $     --         $  1,400

Stock issued for cash on April 13,
1999 @ $0.10 per share                        1,000            --             100                 --              100

Stock issued for cash on April 14,
1999 @ $0.10 per share                        7,000             1             699                 --              700

Stock issued for cash on April 15,
1999 @ $0.10 per share                        8,000             1             799                 --              800

Stock issued for cash on April 23,
1999 @ $0.001 per share                   1,000,000           100             900                 --            1,000

Net loss, July 20, 1998 (inception)
through June 30, 1999                                                                            (76)             (76)
                                         ----------      --------         -------           --------         --------
BALANCE, JUNE 30, 1999                    1,030,000           103           3,897                (76)           3,924
                                         ==========      ========         =======           ========         ========
Stock issued for cash on October 14,
1999 @ $0.10 per share                       11,000             1           1,099                 --            1,100

Stock issued for cash on October 15,
1999 @ $0.10 per share                        6,000             1             599                 --              600

Stock issued for cash on January 18,
2000 @ $0.10 per share                        5,000             1             499                 --              500

Stock issued for cash on January 26,
2000 @ $0.10 per share                        6,000             1             599                 --              600

Stock issued for cash on January 28,
2000 @ $0.10 per share                       10,000             1             999                 --            1,000

Stock issued for cash on February 15,
2000 @ $0.10 per share                        1,000            --             100                 --              100

Stock issued for cash on February 18,
2000 @ $0.10 per share                       39,000             4           3,896                 --            3,900

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From July 20, 1998 (inception) through March 31, 2004
                                   (Continued)

                                                                                       Deficit Accumulated
                                            Common      Common Stock     Additional     During Development
                                            Stock          Amount      Paid-in Capital        Stage            Total
                                            -----          ------      ---------------        -----            -----
Stock issued for cash on March 31,
2000 @ $0.10 per share                       25,000             3           2,497                 --            2,500

Stock issued for cash on May 22,
2000 @ $0.10 per share                      100,000            10           9,990                 --           10,000

Net loss, June 30, 2000                                                                       (5,168)          (5,168)
                                         ----------      --------         -------           --------         --------
BALANCE, JUNE 30, 2000                    1,233,000           125          24,175             (5,244)          19,056
                                         ==========      ========         =======           ========         ========

Net loss, June 30, 2001                                                                      (10,623)         (10,623)
                                         ----------      --------         -------           --------         --------
BALANCE, JUNE 30, 2001                    1,233,000           125          24,175            (15,867)           8,433
                                         ==========      ========         =======           ========         ========

Net loss, June 30, 2002                                                                       (1,517)          (1,517)
                                         ----------      --------         -------           --------         --------
BALANCE, JUNE 30, 2002                    1,233,000           125          24,175            (17,384)           6,916
                                         ==========      ========         =======           ========         ========

Net loss, June 30, 2003                                                                       (8,762)          (8,762)
                                         ----------      --------         -------           --------         --------
BALANCE, JUNE 30, 2003                    1,233,000           125          24,175            (26,146)          (1,846)
                                         ==========      ========         =======           ========         ========

Contributed capital                                                         4,255                               4,255

Contributed capital                                                         2,945                               2,945

Net loss, March 31, 20044                                                                     (5,354)          (5,354)
                                         ----------      --------         -------           --------         --------
BALANCE, MARCH 31, 2004                   1,233,000      $    125         $31,375           $(31,500)        $     --
                                         ==========      ========         =======           ========         ========

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                               July 20, 1998
                                           Nine Months      Nine Months      Three Months     Three Months      (inception)
                                          Ended March 31,  Ended March 31,  Ended March 31,  Ended March 31,  through March 31,
                                               2004             2003             2004             2003             2004
                                             --------         --------         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                          $ (5,354)        $ (7,766)        $ (1,422)        $ (2,426)        $(31,500)
  Increase (decrease) in accounts payable      (2,300)           1,915           (1,545)           2,025               --
                                             --------         --------         --------         --------         --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                     (7,654)          (5,851)          (2,967)            (401)         (31,500)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                         --               --               --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES

  COMMON STOCK                                     --               --               --               --              125
  ADDITIONAL PAID-IN CAPITAL                    7,200               --            2,945               --           31,375
                                             --------         --------         --------         --------         --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      7,200               --            2,945               --           31,500
                                             --------         --------         --------         --------         --------

NET INCREASE (DECREASE) IN CASH                  (454)          (5,851)             (22)            (401)              --

CASH AT BEGINNING OF PERIOD                       454            7,026               22            1,576               --
                                             --------         --------         --------         --------         --------
CASH AT END OF PERIOD                        $     --         $  1,175         $     --         $  1,175         $     --
                                             ========         ========         ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

  Interest paid                              $     --         $     --         $     --         $     --         $     --
                                             ========         ========         ========         ========         ========
  Income taxes paid                          $     --         $     --         $     --         $     --         $     --
                                             ========         ========         ========         ========         ========

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on July 20, 1998, under the laws of the State of Delaware, as Wigwam Development, Inc. On May 19, 2004, the Company changed its name to Nano Superlattice Technology Inc. The Company has no operations and in accordance with SFAS # 7, the Company is considered a development stage company. Currently, the Company is in the process of identifying a candidate for a potential acquisition.

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

D. INCOME TAXES

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

E. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

E. BASIC EARNINGS PER SHARE (CONT.)

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

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,932 for the period ended March 31, 2004, and net losses during the period from inception (July 20, 1998) to March 31, 2004 of $30,078. The Company's has no current source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. INCOME TAXES

                                                                   As of
                                                              March 31, 2003
                                                              --------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 4,725
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      4,725
     Valuation allowance                                           (4,725)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards

                        NANO SUPERLATTICE TECHNOLOGY INC.
                        (f/k/a Wigwam Development, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


NOTE 6.  INCOME TAXES (CONT.)

are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                      $    (76)
     1999 Net Operating Loss                                        (5,168)
     2000 Net Operating Loss                                       (10,623)
     2001 Net Operating Loss                                        (1,517)
     2002 Net Operating Loss                                        (8,762)
     2003 Net Operating Loss (3rd quarter)                          (5,354)
                                                                  --------

     Net Operating Loss                                           $(31,500)
                                                                  ========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $31,500, which will expire 20 years from the date the loss was incurred.

NOTE 8. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. During the quarter a director without charge provided office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein..

NOTE 9. SUBSEQUENT EVENT

On April 12, 2004 subsequent to the balance sheet Mr. Steven Grauer, president, director, and controlling shareholder of Wigwam Development, Inc. entered into a stock purchase agreement with Mr. Wen Chao Hsin. Pursuant to the terms of the agreement, Mr. Grauer sold 1,000,000 shares of common stock owned by him to Mr. Hsin. The shares represent approximately 81.1% of the Companies issued and outstanding shares of common stock. Mr. Hsin purchased the Shares for $5,000. The source of the funds was from Mr. Hsin's personal funds. The basis of the change in control was the change in the controlling shareholder. Effective on the day, Mr. Hsin was appointed as a director of the Company, and Messrs. Steven Grauer and Donald Scribner resigned as directors.

On May 18, 2004, the Board of Directors of the Company and its wholly-owned subsidiary, Nano Superlattice Technology, Inc., a Delaware corporation ("Nano") adopted resolutions to merge Nano with and into the Company. On May 19, 2004, upon the filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, Nano was merged with and into the Company. Simultaneously with the merger, the Company changed its name to Nano Superlattice Technology, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Our current cash balance is $0. Revenues were -0- for the quarter ending March 31, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $1,422 for the three months ended March 31, 2004 and $2,426 for the same period in 2003. The Company is a development stage company. As of the date of this 10-QSB, the Company has not commenced any business operations. The Company intends to spend its time identifying a candidate for a potential acquisition. There is no guarantee that the Company will succeed in identifying such a candidate, or, if such a candidate is identified, there is no guarantee that the Company will be able to consummate a transaction on favorable terms.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

Additionally, there were no significant changes in the Company's internal control over financial reporting or in other factors that occurred during this quarter that could materially affect, or is reasonably likely to materially affect the Company's internal control over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal control over financial reporting, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

          There was a report on Form 8-K filed on April 27, 2004, under Item 1.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Nano Superlattice Technology Inc.


Dated: May 24, 2004                By: /s/ Wen Chao Hsin
                                      ------------------------------------------
                                      Wen Chao Hsin
                                      President (Principal Executive Officer and
                                      Principal Financial Officer)