Form 10KSB
period 2004-06-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2004-10-13
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to___________

                        Commission File Number: 000-50177

                       NANO SUPERLATTICE TECHNOLOGY, INC.
              (Exact name of small business issuer in its charter)

          Delaware                                               95-4735252
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          No. 666, Jhensing Rd.
Gueishan Township, Taoyuan County 333
               Taiwan, ROC                                           N/A
(Address of principal executive offices)                          (Zip Code)

                Registrant's Telephone Number: 011-886-3-349-8677

          Wigwam Development, Inc., 1438 Black Brant Place, Parksville,
                               BC V9P 2A3, Canada
                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $645,571. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $59,655,540, based upon the closing sale price of $3.09 per share as reported by The Over the Counter Bulletin Board on such date. There were 27,370,000 shares of the Company's common stock outstanding on October 11, 2004.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I ......................................................................  1
     Item 1.  Description of Business........................................  1
     Item 2.  Description of Property........................................  8
     Item 3.  Legal Proceedings..............................................  8
     Item 4.  Submission of Matters to a Vote of Security Holders............  8

PART II .....................................................................  9
     Item 5.  Market for Common Equity and Related Stockholder Matters.......  9
     Item 6.  Management's Discussion and Analysis or Plan of Operation......  9
     Item 7.  Financial Statements........................................... 13
     Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................... 30
              Controls and Procedures........................................ 30
              Other Information ............................................. 30
     Item 9.  Directors and Officers......................................... 31
     Item 10. Executive Compensation......................................... 32
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management..................................................... 33
     Item 12. Certain Relationships and Related Transactions................. 34
     Item 13. Exhibits and Reports on Form 8-K............................... 34
     Item 14. Principal Accountant Fees and Services......................... 35

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     Nano Superlattice Technology, Inc. (referred to herein as "Nano" or the "Company") was incorporated in the State of Delaware on July 20, 1998 under the name "Wigwam Development, Inc." On May 19, 2004, the Company changed its name to "Nano Superlattice Technology, Inc." The Company, through its wholly-owned subsidiary, Nano Superlattice Technology Inc. (BVI), a British Virgin Islands company ("Nano-BVI"), with operations in Taiwan, is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers in the computer, mechanical and molding industries in Taiwan. Nanotechnology, or molecular manufacturing, is a technological process used in manufacturing products to be lighter, stronger, smarter, cheaper, cleaner and more precise.

     Nano Superlattice Technology, Inc. (Taiwan) ("Nano-Taiwan"), the wholly-owned subsidiary of Nano-BVI, was established in Taiwan in January 2002 to perform nanotechnology research and development and apply nanotechnology in actual production. Since its formation the Company has successfully completed the construction of its own manufacturing plant, which made Nano-Taiwan the first professional nano-coating manufacturer with production capability in Taiwan. Generally, a client will supply the Company with components to be coated. These components are then returned to the clients and placed, installed or used in the client's products. The Company generates a portion of its revenues by charging clients a fee for the coating. As the Company develops, it intends to expand its services by direct purchasing of components to be coated from suppliers appointed by the client.

     Since inception in 2002, Nano-Taiwan's business has progressed from development, to pilot production to mass production. The Company's business strategy is to increase its market share by first focusing on providing its superlattice nano-coating technology service to manufacturers in domestic markets, expanding into Mainland China markets, and further expanding into international markets. Since nanotechnology has a vast application range, the Company also intends to conduct further research into the many additional uses for nanotechnology with the goal of becoming an internationally recognized nanotechnology design center.

     In the future, the Company expects to expand the number and type of industries it is able to service. The Company anticipates working with the developmental needs of Taiwan's semiconductor, precision machinery and telecommunication industries to establish micro-component production, equipment and inspection technology, and micro-system assembly and testing technology. The Company also plans to integrate the design technologies of mechanical, optical, electronic, magnetic, and micro systems to be applied in future products.

     On May 26, 2004, the Company acquired all of the issued and outstanding stock of Nano-BVI, pursuant to a Share Exchange Agreement, dated as of May 26, 2004, by and among the Company, Mr. Wen Chao Hsin, Ms. Alice Tzu-Shia Hwang and Nano-BVI (the "Exchange Agreement"). Nano-BVI is the parent company of Nano-Taiwan. Pursuant to the Exchange Agreement, Nano-BVI became a wholly-owned subsidiary of the Company. In exchange for the Nano-BVI shares, the Company issued 2,504,000 shares of its common stock to the shareholders of Nano-BVI , representing approximately 91.5% of the Company's issued and outstanding shares of common stock. The following five persons were appointed to fill vacancies on the Company's Board of Directors: Alice Tzu-Hsia Hwang, Chien Fang Wang, Kevin Chung-Chieh Lin, Yun-Chun Tseng and Tzu-Sheng Su. Messrs. Yu-Chien Cheng and Tzu-Sheng Su were subsequently appointed to the Board of Directors.

PRINCIPAL SUPPLIERS

     The Company relies on two main suppliers of the nickel and aluminum used for coating. Nickel is obtained from Beijing's Great Wall Ti-Gold Corporation for use on the heatsinks coated for Compal Electronics. Aluminum is supplied by Germany's GFE Corp., for use on cell phone numeric key pads and covers for Silitech Technology Corp. The Company has other suppliers from which it can purchase nickel and aluminum. Due to the abundant supply of aluminum and nickel in the marketplace and the limited quantity of these products that are required by the Company to use in its coating processes, the Company believes that it has and will continue to have ready access to aluminum and nickel necessary for use in its coating processes.

SERVICES OR PRODUCTS

     The Company develops and produces nano-scale coating technology to be applied to various products of its customers in Taiwan and Mainland China, primarily for use in industrial drills, milling cutters, cell phone casings and buttons and heat sinks for computers. The Company's unique core technology coating system is the Superlattice ABS (Arc Bond and Sputtering) system coating technology. Arc Bond and Sputtering are two types of coating technologies. Using the Company's unique Superlattice system, the Arc Bond and Sputtering technologies are combined to improve a product's strength and to decrease the weaknesses and flaws that may be inherent in the use of just one type of coating technology. The Superlattice ABS system technology combines multiple nano-scale layers of metals, mainly nickel and aluminum, which are known to have excellent hardness properties and chemical resistance, in consecutive films that give the base material of the product that is coated a new and improved structure. The application of the coating on industrial products is designed to change their physical properties, thus improving an individual product's durability, resistance, and performance. The Company's nano-coating technology is also more environmentally friendly than traditional coating or electroplating processes.

     The software the Company uses for its coating processes is supplied by and essentially incorporated into the Company's manufacturing machinery by Hauzer Techno Coating BV of The Netherlands. While produced by Hauzer, this machinery and its software were designed exclusively by Dr. Yu-Chien Cheng, a Director of the Company and its Chief Supervisor of Technology, and his team of engineers, consultants and physics experts. The software and the machinery represent a unique design which encompasses the Company's proprietary technology and knowledge and which meet the Company's equipment specifications and technical production standards. These machines are capable of creating and sustaining high temperatures, handling large volumes of metals and creating a vacuum necessary for nano-coating processes. The Company believes that the software and the machinery are the only of their kind in existence. The Company has an exclusive agreement with Hauzer which prohibits Hauzer from utilizing the software or reproducing a similar piece of machinery until February 2005, which date can be extended to December 31, 2007 upon the Company purchasing another machine from Hauzer. The term of this agreement expires December 31, 2007. The construction of the machinery used by the Company represents technical innovations and designs which it believes have never before been produced by the nano-coating industry.

     Through  the  use  of  computer   controls,   the  Company's   superlattice
nano-coating  technology  enables it to  increase  the value of the  products it processes. The coating technology can be broadly applied to improve wear-resistance and the friction coefficient of cutting tools and molds, while laying down a foundation for high-speed processing techniques, which is difficult to achieve using conventional coating and chemical electroplating technology. The Superlattice ABS system is targeted towards the manufacture of hi-tech components in the aviation, electronics, defense, and precision electrical engineering industries. The coating technology researched and developed by the Company is durable and thin, has good heat and shock-resistance performance and is dent and abrasion-proof. The technology can allow a cutting edge to maintain high cutting strength while avoiding dust accumulation, and can be used to process steel products, high-temperature alloys, stainless steels, hard processing materials, aluminum, stone mill, and alloy steel. Molds or tools which have been coated are at least three (3) times stronger than the original base materials in terms of their hardness, wear-resistance, peel-resistance, heat-resistance, corrosion-resistance, and heat transfer efficiency. When compared to non-coated tungsten carbide, the Company's coating technology increases the efficiency of coated tungsten carbide by 15% and does not damage the cutting tools. The Company's thin film coating technology can be applied to cutting tools, molds, heat sinks, electronic components (e.g., passive components like resistors, capacitors, inductors, etc.), sensors, optoelectronics, and optics.

     The Company believes its self-developed Superlattice ABS system technology improves flaws in complicated geometric structures of base materials. The Company believes that its handling method has already become practical for the cutting of tools and molds. The Company's system enables coating applications at the relatively low temperature of 500(0)C and below, which avoids affecting the precision or size of the tools or molds being coated, which can become misshapen at high temperatures. The Company has adopted advanced technology for its anti-friction, anti-oxidation, and super strength techniques. When utilized on cutting tools such as grinder blades, drills, milling cutters, screw taps, hobs, sharper cutters, and saw cutters, the tools' lifespan are prolonged by three (3) to ten (10) times. The melting phenomenon of a nano-coated knife-edge is substantially reduced and the cutting surface is smoother. The consumption rate of the cutting tools and machine down time drop, which reduced production costs.

     The Company has successfully researched, developed and tested the TiAlYCrN/CrN/c-m thin film processing technology and super-hard thin films using metallic materials such as TiZrN, CrN and TiAlN. The Company has also developed the TiAlVN multiple layer thin film, which has the hardness of a diamond and which, the Company believes, is one of the more advanced coating films currently on the market. The low temperature of vacuum sputtering technology allows metallic coating (copper, silver, nickel, aluminum, or chromium) to be applied to the surface of base materials such as plastics and acrylics.

     The Company's technology provides stronger adhesion and better meets physical requirements of its customers. For drill bits, the Company's customers require coatings which enhance hardness, heat and abrasion resistance. For heatsinks, the Company's customer desires that only one portion of the object (the wetting layer) be coated with the substrate, which is impossible with traditional coating methods such as electric plating. For products such as mobile phone cases and key pads, the Company's customers require coatings which make the product smoother, sleeker, scratch resistant and aesthetically pleasing.

     According  to the  Ministry of  Economic  Affairs'  Science and  Technology
Association of Taiwan, Taiwan's printed circuit boards' production volume and drill usage are ranked as among the highest in the world. The lifespan of a 0.25 mm (bore diameter) printed circuit board machine drill commonly used in the Taiwanese market can be prolonged by more than five (5) to ten (10) times after processing by the Company. In addition, the electronics industry is trending toward "lighter, thinner, shorter, and smaller", and therefore printed circuit boards are moving towards higher densities in wiring and holes. The Company's superlattice nano-coating processes aids this trend by strengthening drill bits so that they can punch smaller holes into circuit boards and can be used for longer periods of time, thus reducing costs and enhancing product value. Strengthening and adding to the lifespan of drill bits with continually smaller diameters permits computer and electronics manufacturers to make products with more components, memory and functions.

     The Company's super-hard alloy coating materials were especially developed for printed circuit board drills in response to market requirements for diversified, multi-layer and high density base materials for printed circuit boards. Compared to other thin film techniques, the ABS system is effective in reducing friction and distortion, increasing anti-oxidation, high-speed cutting suitability and hardness. This not only increases the lifespan of customers' (printed circuit board manufacturers) drills, but also reduces the replacement frequency of drill heads and lowering costs. In addition, the Company believes that Taiwan's annual cell phone production has and will continue to represent a significant market for the Company. The design and selection of materials for cell phone casing and buttons have now become as important as cell phone functions. The Company's low temperature vacuum sputtering technology is designed especially for polymer materials and consumptive application materials like cell phones. The Company's believes its products make its customers more competitive, and in return the Company's customers create a potential for its future market development. The Company's goal is to create products with strong technical features and output, and create stockholder profits and client competitiveness through effective cost management and control.

     The Company believes the market for its products is strong and is expected to grow. It is estimated by the Ministry of Economic Affairs' Science and Technology Association of Taiwan that the drill market in Taiwan's printed circuit board industry was over NT$1 billion in 2003. According to predictions made by the Industrial Technology Research Institute of Taiwan, the output value of the micrometer/nanometer-molds' material and application markets by 2008 will be approximately NT$5 billion and approximately NT$25 billion respectively; the output value for nano-structure surface processing technology for molds will be approximately NT$500 million and approximately NT$2 billion, respectively; and the output values for nano-precision processing technology will be approximately NT$10 billion and approximately NT$30 billion, respectively.

     The government of China has awarded the Company a special five year tax free status. This has been awarded to us due to our involvement in nanotechnology related fields, which is one of the Republic of China's "Ten National Projects".

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     In the hard-coating field, Dr. Cheng was awarded a ten year patent on anode arc ion plating technology on October 25, 2002 in the People's Republic of China. Dr. Cheng has entered into an agreement with the Company whereby he granted the Company use of the technology under this patent without condition in exchange for receiving equity in the Company. This agreement expires on December 31, 2009. There is a pending patent application in Taiwan. The patent is used by the Company as part of its superlattice nano-coating technology.

SALES AND MARKETING

     The Company has a developed a multi-phase sales and marketing strategy which initially focuses on developing and consolidating domestic markets, advancing more significantly into Mainland China markets and expanding into international markets by incorporating global planning and management. Specifically, the Company's sales and marketing plan includes targeting as its customers printed circuit board manufacturers and large scale outsourced processing factories. The Company's strategic objectives for the remainder of 2004 through 2006 will be to consolidate domestic markets and subsequently develop the Mainland China market. The Company believes that the advanced economy and concentrated electronics and computer markets in Taiwan present it with a significant business opportunity in various product areas.

     The Company has a Sales Department that is responsible for developing customers and generating orders, arranging production, liaising with customers and reviewing contracts. The Company has adopted a "One-on-One Marketing" strategy to market its technologies. In "One-on-One Marketing," the Company has and continues to establish a concise statistical and business profile of each of its customers whereby it records each customer's products, business, requirements and history. The Company believes that this approach enables its sales executives to respond more quickly to each customer's requirements and enables the Company to better provide products and services to its customers. As part of its "One-on-One Marketing" strategy, the Company employs a special system called Client Relationship Management, or CRM. The CRM system is an integrated system for marketing, sales and service that enables the Company to record information regarding its clients' practices and behaviors and to proactively seek business opportunities based on related sales knowledge. The goal of the CRM system is to create an environment which facilitates business operations and optimizes profitability by customizing products for the Company's clients in a timely and efficient manner.

COMPETITION

     The Company's primary competition comes from the traditional electric plating industry. Electroplating is the process of producing a coating, usually metallic, on a surface by the action of electric current. The deposition of a metallic coating onto an object is achieved by putting a negative charge on the object to be coated and immersing it into a solution which contains a salt of the metal to be deposited. The Company also competes with other companies that use nano-coating processes, such as American Standard in the United States.

     The Company believes that it has a competitive advantage over its competitors. Due to the imperfect and inefficient nature of traditional electric plating as well as the high quality and diverse applications and attributes of nano-coatings, the Company believes that its business plan offers a compelling alternative to electric plating. In addition, the electroplating process uses liquids and chemicals which are difficult to control and which have waste and contamination issues. The Company also believes that the general developmental direction of its business is significantly different from other nano-coating companies in its marketing efforts, product focus, production process and substrate materials employed. Other nano-coating companies have generally focused on decorative coatings and not the computer-related, high-tech products on which the Company is focusing. The Company believes that the level of complexity of its nano-coatings and its production processes are more advanced that that of its competitors.

     Businesses engaged in nano-coatings and similar technologies evolve rapidly and there is intense competition. Companies of all sizes are engaged in the development and commercialization of technologies similar to ours. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

EMPLOYEES

     The Company has a total of 33 full-time employees, working in the areas of Sales, Finance, Technical, Quality Assurance and Manufacturing. None of the Company's employees are members of a union or labor organization.

RESEARCH AND DEVELOPMENT

     The Company has spent the last year researching and developing special holders that can operate in conjunction with its specially designed machinery to facilitate the coating of certain products that need to be positioned precisely inside the plasma chamber during the coating process. Over the past two years, the Company has incurred approximately US$300,000 and approximately US$350,000 in fiscal year 2003 and 2004, respectively, on research and development costs, including consulting fees, personnel and equipment.

RISK FACTORS

     In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

RISKS RELATED TO OUR BUSINESS

WE ARE SUBJECT TO RISKS INHERENT FOR RECENTLY ESTABLISHED BUSINESSES BASED ON A NEW TECHNOLOGY.

     We face risks such as:

     * lack of diversity in our business, which creates a substantial reliance on the success of our only technology, nano-coatings, which has not yet gained widespread acceptance in the marketplace;
     * our inability to improve on and enhance our existing nano-coating technology;
     * our customers using in-house coating facilities instead of outsourcing these processes to us;
     * rapid increases in competition from other companies, some of which may have considerable greater financial and other resources than we do; and
     * other technologies, such as laser boring technology, which may make our technology less desirable to existing or potential customers.

THE DEVELOPMENT AND MAINTENANCE OF OUR MACHINERY IS EXPENSIVE AND WE MAY NOT BE ABLE TO PROVIDE OUR PRODUCTS IN A TIMELY FASHION.

     Our nano-coating processes are expensive and require us to incur significant costs. We were required to develop the software and machinery necessary for the nano-coating processes. This machinery is complex and we face risks in running our production facilities, including:

     * hiring and maintaining qualified, full-time employees to operate our machinery;
     * further developing our software and machinery to adapt to changing market conditions;
     *    decreasing  production  times to better service our customers'  needs;
          and
     * obtaining a continuous supply of high quality electrical power necessary to operate our machinery.

If we are not successful in meeting these challenges, we may not be able to supply our customers with products in a timely fashion and our business could be materially adversely affected.

WE HAVE A LIMITED OPERATING HISTORY.

     We have a limited operating history upon which potential investors may base an evaluation of our prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as nanotechnology and particularly nano-coating technology. Such risks include, but are not limited to:

     * our ability to obtain and retain customers and attract a significant number of new customers;
     * our ability to implement our growth strategy, especially our sales and marketing efforts;
     *    risks associated with financings and liquidity requirements; and
     *    rapidly changing customer requirements.

THE INABILITY TO OBTAIN PATENT AND COPYRIGHT PROTECTION FOR OUR TECHNOLOGY OR MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

     Our success depends on our software and internally developed technologies, know-how, and related intellectual properties. Management regards the technology as proprietary and will attempt to protect it by seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization.

     We may need to resort to litigation in the future to enforce or to protect our intellectual property rights. In addition, our technologies and patent may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

WE MAY HAVE FUTURE CAPITAL NEEDS FOR WHICH WE WILL NEED TO ACCESS ADDITIONAL FINANCING.

     We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next nine months. We will need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products. If additional funds are raised through the issuance of equity or convertible debt securities, our current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO RETAIN OUR KEY MANAGEMENT.

     As a small company with a limited number of personnel, we are highly dependent on the services of Ms. Alice Tzu-Shia Hwang, our President and Chairman of the Board, Dr. Yu-Chien Cheng, Chief Supervisor of Technology and a member of our Board of Directors, as well as the other principal members of our management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other nanotechnology and high tech companies and we may have to pay higher salaries to attract and retain personnel.

WE MAY NOT BE ABLE TO EXPLOIT THE PATENT HELD BY DR. CHENG.

     We exploit the patent held by Dr. Cheng as part of our nano-coating technology and processes. Even though we and Dr. Cheng have entered into a formal agreement regarding our exploitation of this patent, which agreement expires in December 31, 2009. If this agreement expires and we are unable to renew it, or if Dr. Cheng restricts or otherwise prohibits the use of the patent held by him, our business could be materially adversely affected.

OUR STOCK PRICE IS HIGHLY VOLATILE.

     Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

     *    variations in our quarterly operating results;
     *    general economic slowdowns;
     *    changes in market valuations of similar companies;
     *    sales of large blocks of our common stock;
     * announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
     * fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA

     There are substantial risks associated with our Asian operations. The establishment and expansion of international operations has required significant management attention and resources since our founding. All of our current and anticipated future revenues are or are expected to be derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results, language barriers and other difficulties in staffing and managing foreign operations;

     * legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;
     * longer customer payment cycles and greater difficulties in collecting accounts receivable;
     * uncertainties of laws and enforcement relating to the protection of intellectual property;
     *    seasonal reductions in business activity; and
     *    potentially uncertain or adverse tax consequences.

     In addition, changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on our business, operating results and financial condition. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

     INTERNAL POLITICAL RISKS. Our operations and assets in China are subject to significant political and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

     LACK OF REMEDIES AND IMPARTIALITY UNDER CHINESE LEGAL SYSTEM. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedence value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

     FOREIGN CORRUPT PRACTICES ACT. The Company is subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real property. The Company has two primary business locations that it leases and in which it maintains both office administration, sales and production facilities. The location of its primary business and manufacturing operations is No. 666, Jhensing Road, Gueishan Hsiang, Taoyuan Hsien, Taiwan. The term of this lease is from April 1, 2004 until March 31, 2006 and the Company pays a monthly rent of approximately US$3,800. The total square meters of this facility is 1,487. The second location is in Wu-Ku Industrial Park at 5F, No. 200 Wu-Chuan 7th Rd., Wu-Ku Industrial Park, Taipei Hsien, ROC. The term of this lease is from November 1, 2003 until December 31, 2004 and the Company pays a monthly rent of approximately US$1,600. The total square meters of this facility is 456.

ITEM 3. LEGAL PROCEEDINGS.

     Currently we are not a party to any legal proceedings, nor are we aware of any pending or threatened actions against us. Additionally, we will require that each of our client's indemnify us before we perform any on-site consulting services or assist with the opening of any new locations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the year ended June 30, 2004.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 17, 2004, the Company's common stock qualified for listing on The Over the Counter Bulletin Board. The Company's common stock is currently listed under the symbol "NSLT". Prior to that time the Company was quoted on the Pink Sheets L.L.C. During that time, no public market existed for the Company's common stock or any other securities of the Company and therefore no pricing information for our prior two fiscal years is available. The following table sets forth the range of high and low bid prices reported by Nasdaq for the time period of June 17, 2004 to June 30, 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                             High         Low
                                             ----         ---
     FISCAL 2004
     Quarter Ended June 30, 2004             $3.09       $1.20

     As of September 30, 2004, there were approximately 1,660 record holders of the common stock. The Company has not paid any cash dividends on its common stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

SALES DURING THE FISCAL YEAR ENDED JUNE 30, 2004

     Although our primary business focus is the superlattice nano-coating industry, in order to facilitate, maintain and make viable our business plan we have engaged in a number of sales activities in the role of a trading company involving a variety of wire and cable products as well as related manufacturing machinery. We conducted these business activities to fund the continuation of our development process and further the research and development of our core nano-coating technology as well as to better achieve our Company's overall business objectives. In the fiscal year ended June 30, 2004, the sale of individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables generated more than 55% of our total revenue. While these business activities have been successful and profitable they do not represent our long term focus or the regular and continued practice in the future of our company and we do not anticipate generating material revenues from these activities during fiscal year 2005.

FACTORS THAT COULD AFFECT FUTURE RESULTS

     Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:

     *    the impact of competitive products;
     *    changes in laws and regulations;
     *    adequacy and availability of insurance coverage;
     *    limitations on future financing;
     * increases in the cost of borrowings and unavailability of debt or equity capital;
     *    the inability of the Company to gain and/or hold market share;
     * exposure to and expense of resolving and defending liability claims and other litigation;
     *    consumer acceptance of the Company's products;
     *    managing and maintaining growth;
     *    customer demands;
     *    market and industry conditions,
     * the success of product development and new product introductions into the marketplace;
     *    the departure of key members of management, and
     * the effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis or plan of operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

     Business Combinations - SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. Income and expenses of the acquired entity are included in the financial statements of the Company as of the date of acquisition.

     Accounting for the Impairment or Disposal of Long-Lived Assets - SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment, the accounting for any such impairment and the specific criteria for classifying assets to be disposed of as held for sale.

     Principles of Consolidation - The consolidated financial statements include the accounts of Nano Superlattice Technology, Inc, and it's wholly owned subsidiary Nano Superlattice Technology, Inc. (BVI) and its majority owned subsidiary, Nano Superlattice Technology, Inc. (Taiwan), collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

RESULTS OF OPERATIONS

     Because our predecessor Wigwam Development, Inc. did not have any revenues in 2003 or 2002, had entirely different management and had an entirely different business plan, we do not believe that comparisons between the fiscal years ended June 30, 2003 and 2002 would be informative or helpful and, therefore, we have only provided a discussion for the fiscal years ended June 30, 2004 and 2003.

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                             Year Ended
                                                              June 30,
                                                      ----------------------
                                                      2003(1)           2004
                                                      -------           ----
     Net sales                                         N/A             100.0%
     Cost of sales                                     N/A              43.2
     Gross profit                                      N/A              56.8
     General and administrative expenses               N/A               7.9
     Income (loss) from operations                     N/A              48.9
     Interest income                                   N/A                 *
     Net income (loss)                                 N/A              32.1%

----------
*    Less than 1%
1    In 2003,  we did not have any net  sales,  however,  we did have  $8,762 in
     general  and   administrative   expenses.   For  this  reason,   percentage
     comparisons for 2003 are not applicable.

YEAR ENDED JUNE 30, 2004 COMPARED TO THE YEAR ENDED JUNE 30, 2003

YEAR ENDED JUNE 30, 2004 AND JUNE 30, 2003 FOR THE COMPANY AND NANO-TAIWAN

     SALES. Net sales for the year ended June 30, 2004 were $645,571 compared to $0 for the year ended June 30, 2003. The increase in net sales was due to the acquisition of all of the issued and outstanding stock of Nano-BVI, which holds 92.1% all of the issued and outstanding stock of Nano-Taiwan. Nano-Taiwan's net sales for the year ended June 30, 2004 totaled $5,734,679 compared to $4,736,213 for the year ended June 30, 2003, an increase of $998,466 or 21%. The increase in net sales was due to a general increase in business to customers and new customers.

     COST OF SALES. Cost of sales for the year ended June 30, 2004 was $278,994 or 43.2% of sales, as compared to $0 during the year ended June 30, 2003. The increase in cost of sales was due to the acquisition of Nano-BVI and its subsidiary Nano-Taiwan. Nano-Taiwan's cost of sales for the year ended June 30, 2004 was $5,118,562, or 89.3% of sales, as compared to approximately $3,390,813 or 71.6% of sales, for the year ended June 30, 2003. The increase in cost of sales as a percentage of net sales was due to an increase in the cost of material that Nano-Taiwan was not able to pass on to its customers and an increase in the sales of lower margin products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $50,699, or 7.9% of sales, for the year ended June 30, 2004, as compared to $8,762 for the year ended June 30, 2003. The increase was due to the acquisition of Nano-BVI and its subsidiary Nano-Taiwan. Nano-Taiwan's general and administrative expenses for the year ended June 30, 2004 were $568,347, or 10% of sales, as compared to approximately $641,395, or 13.5% of sales, for the year ended June 30, 2003. The increase in general and administrative expenses was due to a general increase in business.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the year ended June 30, 2004 was $315,878, compared to a loss from operations for the year ended June 30, 2003 of ($8,762). The increase in loss income from operations was due to the acquisition of Nano-BVI and its subsidiary Nano-Taiwan. Nano-Taiwan's income from operations for the year ended June 30, 2004 was $47,770 as compared to income from operations of $704,005 for the year ended June 30, 2003. This change was the result of increased cost of sales.

     OTHER (INCOME) EXPENSE. Total other (income) expense was $25,614 for the year ended June 30, 2004 as compared to $0 for the year ended June 30, 2003, as a result of the acquisition of Nano-BVI and its subsidiary Nano-Taiwan. Nano-Taiwan's other (income) expense for the year ended June 30, 2004 was ($16,010) as compared to other (income) expense of approximately ($9,210) for the year ended June 30, 2003.

     NET INCOME (LOSS). Net income (loss) for the year ended June 30, 2004 was $207,264 compared to net loss of ($8,762) for the year ended June 30, 2003. The increase in net income was due to the acquisition of Nano-BVI and its subsidiary Nano-Taiwan. Nano-Taiwan had a net income for the year ended June 30, 2004 of $43,318 as compared to net income of $692,804 for the year ended June 30, 2003 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $580,443 at June 30, 2004 and $454 at June 30, 2003. The Company's current assets totaled $2,667,001 at June 30, 2004 as compared to $454 at June 30, 2003. The Company's total current liabilities were $1,323,981 at June 30, 2004 as compared to $2,300 at June 30, 2003. Working capital at June 30, 2004 was $1,343,020 and ($1,846) at June 30, 2003. The
Company believes that its short-term financial needs will be met by existing working capital for at least the next nine months. During the year ended June 30, 2004, net cash used in operations was ($462,269) as compared to net cash used in operations of ($6,572) during the same period in 2003. Cash provided by financing activities was $1,043,072 and $0 for the years ended June 30, 2004 and 2003, respectively. The net change in cash and cash equivalents was $579,989 and ($6,572) for the year ended 2004 and 2003, respectively.

     CAPITAL EXPENDITURES. Total capital expenditures during the year ended June 30, 2004 were $8,403 compared to $0 for the year ended June 30, 2003.

     WORKING CAPITAL REQUIREMENTS. The Company's operations and short term financing do not currently meet the cash needs of the Company. The Company believes it will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. The Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion of the Company will depend on operating results and will be limited by its ability to enter into financings and raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7. FINANCIAL STATEMENTS.

     The consolidated financial statements and the reports and notes, which are attached hereto are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                      14

Consolidated Balance Sheets - As of June 30, 2004 and 2003                    15

Consolidated Statements of Income - For the Years Ended June 30, 2004
and June 30, 2003                                                             16

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2004
and June 30, 2003                                                             17

Consolidated Statements of Changes in Stockholders' Equity - For the
Years Ended June 30, 2004 and June 30, 2003                                   18

Notes to Consolidated Financial Statements                                    19

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
(Formerly Wigwam Development, Inc.)


We have audited the accompanying consolidated balance sheets of Nano Superlattice Technology, Inc. and Subsidiaries ("the Company") as of June 30, 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Nano Superlattice Technology, Inc. as of June 30, 2003, were audited by other auditors whose report dated August 1, 2003, on those financial statements included an explanatory paragraph that described the Company's recurring losses and limited capital resources that raise substantial doubt about its ability to continue as a going concern, as discussed in Note 4 to those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nano Superlattice Technology, Inc. and Subsidiaries as of June 30, 2004 and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



October 7, 2004
San Diego, California

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003

                                                                       2004                2003
                                                                    ----------          ----------
                                     ASSETS

Current Assets
   Cash and cash equivalents                                        $  580,443          $      454
   Accounts receivable, net                                            911,206                   0
   Inventory                                                         1,041,837                   0
   Investments                                                         133,515                   0
                                                                    ----------          ----------
      Total Current Assets                                           2,667,001                 454
                                                                    ----------          ----------

Fixed Assets, net                                                    4,111,428                   0
                                                                    ----------          ----------
      Total Fixed Assets                                             4,111,428                   0
                                                                    ----------          ----------
Other Assets
   Deposits                                                            510,556                   0
   Other current assets                                                 57,612                   0
                                                                    ----------          ----------
      Total Other Assets                                               568,168                   0
                                                                    ----------          ----------
      Total Assets                                                  $7,346,597          $      454
                                                                    ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2004                2003
                                                                    ----------          ----------
Current Liabilities
   Accounts payable and accrued expenses                            $1,066,730          $    2,300
   Due to related party                                                157,251                   0
   Current portion, debt                                               100,000                   0
                                                                    ----------          ----------
      Total Current Liabilities                                      1,323,981               2,300

Long-term debt, net of current portion                                 597,710                   0
                                                                    ----------          ----------
   Total Liabilities                                                 1,921,691               2,300
                                                                    ----------          ----------
   Minority interest                                                   457,575                   0
                                                                    ----------          ----------
Stockholders' Equity
   Common stock, $.0001 par value, 80,000,000 shares
    authorized, 27,370,000 and 1,233,000 issued and
    outstanding, respectively                                            2,737                 125
   Additional paid in capital                                        4,778,732              24,175
   Cumulative foreign-exchange translation adjustment                    4,744                   0
   Retained earnings (deficit)                                         181,118             (26,146)
                                                                    ----------          ----------
      Total Stockholders' Equity                                     4,967,331              (1,846)
                                                                    ----------          ----------
      Total Liabilities and Stockholders' Equity                    $7,346,597          $      454
                                                                    ==========          ==========

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                    FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

                                                2004                   2003
                                            ------------           ------------

Sales, net                                  $    645,571           $          0
Cost of sales                                    278,994                      0
                                            ------------           ------------
      Gross profit                               366,577                      0

General and administrative expenses               50,699                  8,762
                                            ------------           ------------

      Income (loss) from operations              315,878                 (8,762)
                                            ------------           ------------

Other (Income) Expense
   Interest income                                   (23)                     0
   Interest expense                                  277
   Minority interest                              25,360                      0
                                            ------------           ------------

      Total Other (Income) Expense                25,614                      0
                                            ------------           ------------

      Income (loss) before income taxes          290,264                 (8,762)

Provision for income taxes                        83,000                      0
                                            ------------           ------------

      Net income (loss)                     $    207,264           $     (8,762)
                                            ============           ============

Net loss per share (basic and diluted)
  Basic                                     $       0.01           $      (0.01)
  Diluted                                   $       0.01           $      (0.01)

Weighted average number of shares
  Basic                                       14,016,995              1,233,000
  Diluted                                     14,016,995              1,233,000

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

                                                               2004                  2003
                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                       $   207,264           $    (8,762)

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Amortization                                                  6,254                     0
   Depreciation                                                 63,630                     0
   Minority interest                                            25,360                     0
   Decrease (Increase) in receivables                         (106,169)                    0
   Decrease (Increase) in inventory                           (685,163)                    0
   Decrease (Increase) in deposit                             (510,556)                    0
   Decrease (Increase) in other current assets                  29,577                     0
   (Decrease) Increase in accounts payable
    and accrued expenses                                       507,534                 2,190
                                                           -----------           -----------
   Total Adjustments                                          (669,533)                2,190
                                                           -----------           -----------
   Net cash provided by (used in) operations                  (462,269)               (6,572)
                                                           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                     (8,403)                    0
                                                           -----------           -----------
   Net cash used in investing activities                        (8,403)                    0
                                                           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received in acquisition of subsidiary                  785,821                     0
   Proceeds of loan from related party                         157,251                     0
   Issuance of short-tem debt                                  100,000                     0
                                                           -----------           -----------
   Net cash provided by financing activities                 1,043,072                     0
                                                           -----------           -----------

Effect of exchange rate change on cash                           7,589                     0

Net change in cash and cash equivalents                        579,989                (6,572)
                                                           -----------           -----------

Cash and cash equivalents at beginning of year                     454                 7,026
                                                           -----------           -----------

Cash and cash equivalents at end of year                   $   580,443           $       454
                                                           ===========           ===========
Supplemental cash flows disclosures:
   Income tax payments                                     $    20,462           $         0
                                                           -----------           -----------

   Interest payments                                       $    18,216           $         0
                                                           -----------           -----------
                                                                    --                    --
                                                           -----------           -----------

           See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

                                                                 2004                   2003
                                                             ------------           ------------
Common stock, par value $.001
   Balance at beginning of year                                 1,233,000              1,233,000
   Stock cancellation                                          (1,000,000)                     0
   Issuance of stock                                            2,504,000                      0
   Stock split                                                 24,633,000                      0
                                                             ------------           ------------

   Balance at end of year                                      27,370,000              1,233,000
                                                             ------------           ------------
Common stock, par value $.001 (thousands of shares)
   Balance at beginning of year                              $        125           $        125
   Stock cancellation                                                (102)                     0
   Issuance of stock                                                  250                      0
   Stock split                                                      2,463                      0
                                                             ------------           ------------

   Balance at end of year                                           2,737                    125
                                                             ------------           ------------
Additional paid in capital
   Balance at beginning of year                                    24,175                 24,175
   Issuance of stock                                            4,754,557                      0
                                                             ------------           ------------

   Balance at end of year                                       4,778,732                 24,175
                                                             ------------           ------------
Cumulative foreign-exchange translation adjustment
   Balance at beginning of year                                         0                      0
   Foreign currency translation                                     4,744                      0
                                                             ------------           ------------

   Balance at end of year                                           4,744                      0
                                                             ------------           ------------
Retained (deficits)
   Balance at beginning of year                                   (26,146)               (17,384)
   Net income (loss)                                              207,264                 (8,762)
                                                             ------------           ------------

   Balance at end of year                                         181,118                (26,146)
                                                             ------------           ------------

Total stockholders' equity at end of year                    $  4,967,331           ($     1,846)
                                                             ============           ============

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE A - ORGANIZATION

     Nano Superlattice Technology, Inc., formerly Wigwam Development, Inc., was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc. (BVI) was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc. (Taiwan) was incorporated under the laws of the Republic of China on January 15, 2002. Nano Superlattice Technology, Inc owns 100% of the capital stock of Nano Superlattice Technology, Inc. (BVI), and Nano Superlattice Technology, Inc. (BVI) owns 92.1% of the capital stock of Nano Superlattice Technology, Inc. (Taiwan). Collectively these three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," means Nano Superlattice Technology, Inc. and its subsidiaries.

     On May 26, 2004, Nano Superlattice Technology, Inc. (BVI) became a wholly owned subsidiary of Nano Superlattice Technology, Inc through an Exchange Agreement. Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc. (BVI) became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc. (BVI) shares, Nano Superlattice Technology, Inc. issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. (BVI), representing 91.5% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time.

     The Company through its acquisition of Nano Superlattice  Technology,  Inc.
     (BVI) and Nano Superlattice Technology, Inc. (Taiwan) is no longer considered a development stage company, as it was during the fiscal year ended June 30, 2003.

     The Company, through Nano Superlattice Technology, Inc. (Taiwan) is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers specifically in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufacture red lighter, stronger, smarter, cheaper, cleaner and more precise. The Company also engages in the wholesale of wire and cable products business in order to fund the continuation of the nano process. This wholesale activity is not the focus of the Company.

     The Company operates in an industry characterized by rapid technological changes. They will need additional investments and funding in order to complete the development and improvements necessary for the development and production of the nano-scale coating technology.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

     Principles of Consolidation
     The  consolidated   financial  statements  include  the  accounts  of  Nano
     Superlattice Technology, Inc, and it's wholly owned subsidiary Nano Superlattice Technology, Inc. (BVI) and its majority owned subsidiary, Nano Superlattice Technology, Inc. (Taiwan), collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

     Risks and Uncertainties
     The Company is subject to substantial risks from, among other things, rapid change in technology, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

     Contingencies
     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

     Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

     Allowance for Doubtful Accounts
     The Company provides an allowance for loss on receivables based on a review of the current status of existing receivables, historical collection experience, subsequent collections and management's evaluation of the effect of existing economic conditions.

     Fixed Assets
     Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

                  Furniture and Fixtures                5 years
                  Equipment                             5 -10 years
                  Computer Hardware and Software        2- 5 years

     Exchange Gain (Loss):
     During fiscal year ended June 30, 2004, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     Translation Adjustment
     As of June 30, 2004, the accounts of Nano Superlattice Technology, Inc. (Taiwan) were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of June 30, 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.02967 The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02962 Total translation adjustment recognized for the year ended June 30, 2004 is $4,744.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

     Statement of Cash Flows
     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year and at year-end. The Company has a diversified customer base, most of which are related parties. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

     Inventory
     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of June 30, 2004, inventory consisted only of finished goods.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

     Advertising
     Advertising costs are expensed in the year incurred.

     Income Taxes
     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Earnings Per Share
     The Company uses SFAS No. 128, "Earnings Per Share", for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     The Company adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest lever (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net asset at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures would be made.

     New Accounting Pronouncements
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended June 30, 2004. Our Company determined that we do not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities is required for our Company effective March 31, 2004.

     Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE C - EXCHANGE AGREEMENT

     On May 26, 2004, Nano Superlattice Technology, Inc. (BVI) became a wholly owned subsidiary of Nano Superlattice Technology, Inc. through an Exchange Agreement. Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. (BVI) pursuant to the Exchange Agreement, by issuing 2,504,000 shares of Nano Superlattice Technology, Inc. common stock.

     In connection with the exchange and change in control the name of the Company was changed from Wigwam Development, Inc. to Nano Superlattice Technology, Inc. and the officers and directors of Wigwam Development, Inc. resigned and new officers and directors were appointed.

NOTE D - STOCK PURCHASE BUSINESS COMBINATION

     On May 25, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. (Taiwan), by acquiring approximately ninety-two percent (92.1%) of the outstanding capital stock of Nano Superlattice Technology, Inc. (Taiwan) in exchange for $4,656,357. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Nano Superlattice Technology, Inc. (Taiwan) have been included in the consolidated financial statements since the date of acquisition.

     The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Nano Superlattice Technology, Inc. had occurred at July 1, 2003:

                                                     Year Ending
                                                    June 30, 2004
                                                    -------------
          Sales                                       $5,734,679
          Net income                                      37,893
          Net income per share--basic                       .003
          Net income per share--diluted                     .003

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE E - CASH

     The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
     (CDIC). As of June 30, 2004, there were no uninsured portions of the balances held at the bank.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE F - FIXED ASSETS

     Fixed assets consist of the following:

                                                  2004                  2003
                                              -----------           -----------
         Machinery and equipment              $ 4,453,862           $        --
         Furniture and fixtures                   146,124                    --
                                              -----------           -----------

                                              $ 4,599,986           $        --

         Accumulated depreciation                (488,558)                   --
                                              -----------           -----------

                                              $ 4,111,428           $        --
                                              ===========           ===========

NOTE G - COMMITMENTS

     The Company leases two facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $1,668 and $0 for June 30, 2004 and 2003. The Company has future minimum lease obligations as June 30:

                    2005                          $56,254
                    2006                           34,714
                                                  -------
                    Total                         $90,968
                                                  =======

NOTE H - LONG-TERM INVESTMENT

     In August 2003, the Company purchased approximately forty-five percent (45%) of Chen-Kun-Tai Co. for $133,515. Chen-Kun-Tai Co. is not publicly traded or listed and has not had any activity since the purchase date. The Company has subsequently returned the shares to the Chen-Kun-Tai Co. on August 23, 2004 at cost.

NOTE I - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2004 vacation liability exists in the amount of $1,385.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE J - INCOME TAXES

     Total Federal and State income tax expense for the year ended June 30, 2004 amounted to $83,000. For the year ended June 30, 2004, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

2004                     U.S.          State      International      Total
                       -------        -------     -------------     -------
     Current           $62,000        $     0        $21,000        $83,000
     Deferred                0              0              0              0
                       -------        -------        -------        -------
          Total        $62,000        $     0        $21,000        $83,000
                       =======        =======        =======        =======

2003                     U.S.          State      International      Total
                       -------        -------     -------------     -------
     Current           $     0        $     0        $     0        $     0
     Deferred                0              0              0              0
                       -------        -------        -------        -------

          Total        $     0        $     0        $     0        $     0
                       =======        =======        =======        =======

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                       2004           2003
                                      ------         ------

     Federal statutory tax rate           29%             0%
     State, net of federal benefit         0%             0%
                                      ------         ------

     Effective tax rate                   29%             0%
                                      ======         ======

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE K - DEBT

     At June 30, 2004, the Company had notes payable outstanding in the aggregate amount of $697,710. Payable as follows:


     Notes payable to a bank in Taiwan,
     interest at 5.05% per annum, due on
     December 14, 2004                                             $ 100,000

     Notes payable to a bank in Taiwan,
     interest at 6.96% per annum, due on
     November 10, 2008                                                80,143

     Notes payable to a bank in Taiwan,
     interest at 6.27% per annum, due on
     November 10, 2008                                               186,659

     Notes payable to a bank in Taiwan,
     interest at 5% per annum, due on
     April 30, 2007                                                  289,044

     Note payable to a bank in Taiwan,
     interest at 7.47% per annum, due on
     November 4, 2005                                                 41,864
                                                                   ---------
                                                                     697,710

     Current portion                                               $ 100,000
                                                                   ---------

     Long-term portion                                             $ 597,710
                                                                   =========

NOTE L - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of June 30, 2004, the Company has a non interest-bearing loan from Alice Tzu-Shia Hwang, President of the Company, in the amount of $157,251.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

     The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Under  the  supervision  and  with  the   participation  of  the  Company's
management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART II

ITEM 9. DIRECTORS AND OFFICERS

     Set forth below are the names of the directors, executive officers and key employees of the Company as of September 30, 2004:


      Name                    Age                 Title
      ----                    ---                 -----
Alice Tzu-Shia Hwang          50     President and Chairman of the Board of
                                     Directors

Yu-Chien Cheng                54     Director and Chief Supervisor of Technology

Chien-Fang Wang               52     Director and Vice President

Kevin Chung-Chieh Lin (1)     44     Director

Yun-Chun Tseng (1)            43     Director

Tzu-Sheng Su (1)              43     Director

----------
(1)  Members of the Audit Committee.

     Executive officers of the Company are appointed at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

     The following is a brief description of each director's and executive officer's business experience:

     Alice Tzu-Shia Hwang, is President and Chairman of the Board of Directors of the Company since January 2002. She became president of Nano Taiwan, the Company's operating subsidiary, in 2002. Ms. Hwang is the primary business director and head of all marketing and sales projects with the Company. She has implemented numerous business projects throughout her many years in management and sales for such publicly held companies as Long Chance Industrial Inc., a PVC plastics supplier for the wire and cable industry, from 1995 to 2001, and Evertop Wire & Cable Co., a producer of computer cabling from 1987 to 1995. From 1978 to 1986, she was the Chief of Research & Development for wire and cable materials and Director of Quality Management at Hong Tai Electric Industrial Co., an electronics manufacturing company. Ms. Hwang has a degree in Chemical Engineering from Nanya Institute of Technology and a degree in Oceanography from the National Taiwan Ocean University.

     Yu-Chien Cheng, is a Director of the Company and Chief Supervisor of Technology since November 2002. Dr. Cheng's responsibilities include overseeing both the production process and research and development. Dr. Cheng has had many years of experience in research and helped in founding Nano Taiwan. From August 1992 to 1997, Dr. Cheng served as the Chief Supervisor of Research and Development for Olof Hassen Technology Inc., a metal materials company. From 1997 to 2002, Dr. Cheng served as the Research Director and Production Manager at China Grinding Wheel Corp.'s polished materials division located in Taiwan. Mr. Cheng graduated from the National Taiwan University with a master's degree in mechanical engineering. He also received training in Plasma Physics from the UK's Sheffield Hallam University.

     Chien-Fang Wang, is a Director and Vice President of the Company since January 2002. Since 2002, Mr. Wang has been employed as the General Business Manager for Nano Taiwan. He is primarily involved in projects related to business development and sales and marketing. For 20 years prior to joining Nano Taiwan, Mr. Wang served as Chief of Manufacturing for Evertop Cable & Wire, a computer cable company. Mr. Wang has a bachelor's degree in Chemical Engineering from the Electrical Engineering Department at Tatung University in Taiwan.

     Kevin Chung-Chieh Lin, is a Director of the Company since June 2004. Since 1996, Mr. Lin has been the Chief Executive Officer of Chyun-Hwa Group, an investment company involved in corporate finance and securities consulting. Mr. Lin has also been involved in venture capital and strategic investments and has invested in, developed and managed more than fifteen public and private companies in Taiwan and China. Mr. Lin's investment experience has been particularly in the biotech and electronics industries. Mr. Lin has a degree in Economics from Tan Jiang University.

     Yun-Chun Tseng, is a Director of the Company since June 2004. Over the past five years, Ms. Tseng has been primarily involved in international trade. Ms. Tseng established Shanghai Moli-Lai Electronics Inc., an electronics trade company, where he has overseen sales, trade, design and manufacture of various electronic products and computer peripherals. Ms. Tseng graduated with a degree in Business Administration from Ming Teh Business College.

     Tzu-Sheng Su, is a Director of the Company since October 2004. In 1993, Mr. Su procured an agency license from the National Tax Administration of the government of Taiwan to conduct tax, bookkeeping and accountancy functions for both corporations and individuals. In October 1993, Mr. Su established his own accounting firm and has conducted large scale accounting, auditing and tax oriented matters for more than 70 public and private businesses. Prior to October 1993, Mr. Su served as the finance manager for several manufacturing companies in both Taiwan and China. Mr. Su graduated from Taiwan's National Chin-Yi Institute of Technology with a technical degree in Industrial Administration.

           SECTION 16(a) OF BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's review of copies of Forms 3 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year 2004, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, except for Messrs. Wang, Lin and Cheng, and Ms. Hwang and Ms. Tseng, each of whom did not file their respective Form 3 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each named executive officer.

                                                                       Long Term Compensation
                                                                                Awards
                                            Annual Compensation       ------------------------
Name/Principal                       -----------------------------     Restricted       Stock     All Other
Position              Fiscal Year    Salary($)  Bonus($)  Other($)    Stock Award($)   Options     Comp.($)
--------              -----------    ---------  --------  --------    --------------   -------     --------
Alice Tzu-Shia Hwang     2004        35,200       --        --            --              --         --
                         2003            --       --        --            --              --         --
                         2002            --       --        --            --              --         --

BOARD COMMITTEES AND DESIGNATED DIRECTORS

     The Board of Directors currently has only one committee, an Audit Committee. The Audit Committee consists of three directors, Kevin Chung-Chieh Lin (Chairman), Yun-Chun Tseng and Tzu-Sheng Su, each of whom meets the independence requirements and standards currently established by the SEC. In addition, the Board of Directors has determined that Mr. Tzu-Sheng Su is an "audit committee financial expert" and "independent" as defined under the relevant rules of the SEC. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

DIRECTOR COMPENSATION

     Our directors are reimbursed for expenses incurred by them in connection with attending meetings of our Board of Directors, but they do not receive any other compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

     Not applicable.

CODE OF ETHICS

     On October 12, 2004, we adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of October 13, 2004 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock;
(ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                           Number of Common Stock Shares      % of Common Stock
Name and Address of Beneficial Owner**         Beneficially Owned(1)          Beneficially Owned
--------------------------------------         ---------------------          ------------------
Alice Tzu-Shia Hwang                               3,000,000                        10.9%
Yo-Chien Cheng                                     3,000,000                        10.9%
Chien-Fang Wang                                      810,000                         2.9%
Kevin Chung-Chien Lin                              1,000,000                         3.6%
Yun Chun Tseng                                       254,000                           *
Tzu-Sheng Su                                              --                           *
All executive officers and directors
 as a group (6) persons                            8,065,000                        29.4%

----------
*    Indicates less than one percent.
** Unless otherwise indicated, the address for each beneficial owner is: c/o Nano Superlattice Technology, Inc., No 666 Jhensing Rd., Gueishan Township, Taoyuan County 333, Taiwan, ROC.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Throughout the history of the Company, certain members of the Board of Directors and management have made loans to the Company to cover operating expenses or operating deficiencies. As of June 30, 2004, the Company has a non-interest bearing loan from Alice Tzu-Shia Hwang, its President, in the amount of $157,251.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

     The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
2.1 Share Exchange Agreement, dated May 26, 2004 (incorporated herewith by reference to Exhibit 2.1 to Nano Superlattice Technology, Inc.'s Current Report on Form 8-K filed with the SEC on June 6, 2004).

3.1*      Certificate of Incorporation of Nano Superlattice Technology, Inc.

3.2*      By-laws of Nano Superlattice Technology, Inc.

14.1*     Code of Ethics.

21.1*     Subsidiaries of Nano Superlattice Technology, Inc.

31* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*   Filed herewith.

REPORTS ON FORM 8-K:

     On July 20, 2004, we filed a report on Form 8-K, under Items 4 and 7 to disclose a change in our certifying accountants.

     On August 10, 2004, we filed an amendment to our Report on Form 8-K, initially filed on April 27, 2004, under Items 1 and 7. The following financial statements were attached to such amendment:

a) FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED

     (1) Unaudited Balance Sheet of Nano Superlattice Technology, Inc. (Taiwan) as of April 30, 2004.

     (2) Unaudited Statements of Income of Nano Superlattice Technology, Inc. (Taiwan) for the ten month period from July 1, 2003 through April 30, 2004

     (3) Audited Financials Statements and Notes thereto of Nano Superlattice Technology, Inc. (Taiwan) for the fiscal years ended December 31, 2002 and 2003

(b) PRO FORMA FINANCIAL INFORMATION

     (1) Unaudited Pro Forma  Condensed  Combined  Balance Sheet as of April 30,
2004

     (2) Unaudited Pro Forma Condensed Combined Statements of Income for the ten month period from July 1, 2003 through April 30, 2004

     (3) Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30,2003

     (4) Unaudited Pro Forma Condensed Combined Statements of Income for the fiscal year ended June 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During fiscal years ended June 30, 2004 and 2003, our principal independent auditor was Armando C. Ibarra, a Professional Corporation. However, our audit for the fiscal year ended June 30, 2004, was performed by our current principal independent auditor Lichter Weil & Associates. The following are the services provided and the amount billed:

AUDIT FEES

     The aggregate fees billed by Lichter, Weil & Associates for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2004 was $37,500.

     The aggregate fees billed by Armando C. Ibarra, a Professional Corporation, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2003 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal year 2003 and 2004 was $6,000.

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, Lichter, Weil & Associates did not bill any fees for services rendered to us during fiscal year 2004 for assurance and related services in connection with the audit or review of our consolidated financial statements.

     Other than the fees described under the caption "Audit Fees" above, Armando
C. Ibarra, a Professional Corporation, did not bill any fees for services rendered to us during fiscal year 2004 or 2003 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

     The aggregate fees billed by Lichter, Weil & Associates for tax services during the fiscal year ended June 30, 2004 was $3,000. There were no fees billed by Armando C. Ibarra, a Professional Corporation, for tax services during the fiscal year ended June 30, 2003.

PRE-APPROVAL OF SERVICES

     The Audit Committee will pre-approve all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor will also submit an audit services fee proposal, which also must be approved by the Committee before the audit commences.

     None of the services performed by Armando C. Ibarra above were pre-approved by our Audit Committee, as our current Board was not in control of the Company prior to May 26, 2004. Our Board pre-approved all of the professional services to be provided by Lichter, Weil & Associates in connection with its audit of our financial statements and the other professional services it will provide to us during the fiscal year ended June 30, 2005. In the future all such professional services will be pre-approved by our Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NANO SUPERLATTICE TECHNOLOGY, INC.


Date: October 13, 2004              By: /s/ Alice Tzu-Shia Hwang
                                       ---------------------------------------
                                    Name:  Alice Tzu-Shia Hwang
                                    Title: President and Chairman of the Board
                                           (Principal Executive Officer)


Date: October 13, 2004              By: /s/ Chien-Fang Wang
                                       ---------------------------------------
                                    Name:  Chien-Fang Wang
                                    Title: Vice President
                                           (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                                         TITLE                           DATE
         ----                                         -----                           ----
/s/ Alice Tzu-Shia Hwang                 President and Chairman of the Board    October 13, 2004
------------------------------------     (Principal Executive Officer)
Alice Tzu-Shia Hwang


/s/ Yu-Chien Chang                       Chief Inspector and Director           October 13, 2004
------------------------------------
Yu-Chien Cheng


/s/ Chien-Fang Wang                      Vice President and Director            October 13, 2004
------------------------------------     (Principal Financial Officer)
Chien-Fang Wang


/s/ Kevin Chung-Chieh Lu                 Director                               October 13, 2004
------------------------------------
Kevin Chung-Chieh Lin


/s/ Yun-Chun Tseng                       Director                               October 13, 2004
------------------------------------
Yun-Chun Tseng


/s/ Tzu-Sheng Su                         Director                               October 13, 2004
------------------------------------
Tzu-Sheng Su