Form 10QSB
period 2004-09-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2004-11-22
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2004

                                       or

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the close of business on November 22, 2004 was 27,371,000.(1)

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

----------
(1) The issuer believes that only 27,370,000 shares of its common stock are outstanding as of November 22, 2004 and it is currently working with its transfer agent to correct this discrepancy.

                                TABLE OF CONTENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..............................................  1

     Item 1. Consolidated Financial Statements..............................  1

          Consolidated Balance Sheets.......................................  1

          Consolidated Statements of Income (Unaudited).....................  2

          Consolidated Statements of Cash Flows (Unaudited).................  3

          Consolidated Statements of Changes in Stockholders' Equity........  4

          Notes to Consolidated Financial Statements September 30, 2004.....  5


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 14

     Item 3. Controls and Procedures........................................ 16


PART II - OTHER INFORMATION................................................. 17

     Item 1. Legal Proceedings.............................................. 17

     Item 2. Changes in Securities.......................................... 17

     Item 3. Defaults Upon Senior Securities................................ 17

     Item 4. Submission of Matters to a Vote of Security Holders............ 17

     Item 5. Other Information.............................................. 17

     Item 6. Exhibits....................................................... 17

     Signatures............................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2004
                                                                        (Unaudited)          June 30, 2004
                                                                        -----------          -------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                             $   633,546           $   580,443
  Accounts receivable, net                                                1,596,098               911,206
  Inventory                                                                 661,528             1,041,837
  Other receivable                                                          133,515                     0
  Prepaid expenses                                                            8,101                     0
  Investments                                                                     0               133,515
                                                                        -----------           -----------
      Total Current Assets                                                3,032,788             2,667,001
                                                                        -----------           -----------
Fixed Assets, net                                                         5,894,408             4,111,428
                                                                        -----------           -----------
         Total Fixed Assets                                               5,894,408             4,111,428
                                                                        -----------           -----------
Other Assets
  Deposits                                                                   16,556               510,556
  Other current assets                                                      192,098                57,612
                                                                        -----------           -----------
      Total Other Assets                                                    208,654               568,168
                                                                        -----------           -----------
     Total Assets                                                       $ 9,135,850           $ 7,346,597
                                                                        ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                 $ 1,312,802           $ 1,066,730
  Due to related party                                                      957,564               157,251
  Current portion, debt                                                   1,146,544               100,000
                                                                        -----------           -----------
      Total Current Liabilities                                           3,416,910             1,323,981

Long-term debt, net of current portion                                      644,622               597,710
                                                                        -----------           -----------
      Total Liabilities                                                   4,061,532             1,921,691
                                                                        -----------           -----------
     Minority Interest                                                      437,923               457,575
                                                                        -----------           -----------
Stockholders' Equity
  Common stock, $.001 par value, 80,000,000 shares authorized,
   27,370,000 shares issued and outstanding                                   2,737                 2,737
  Additional paid in capital                                              4,778,732             4,778,732
  Cumulative foreign-exchange translation adjustment                        (97,011)                4,744
  Retained earnings (deficit)                                               (48,063)              181,118
                                                                        -----------           -----------
      Total Stockholders' Equity                                          4,636,395             4,967,331
                                                                        -----------           -----------
      Total Liabilities and Stockholders' Equity                        $ 9,135,850           $ 7,346,597
                                                                        ===========           ===========

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                               -------------------------------------------
                                               September 30, 2004       September 30, 2003
                                               ------------------       ------------------
Sales, net                                        $  1,483,228             $          0

Cost of sales                                        1,258,732                        0
                                                  ------------             ------------
      Gross profit                                     224,496                        0

General and administrative expenses                    450,425                    2,246
                                                  ------------             ------------

      Income (loss) from operations                   (225,929)                  (2,246)
                                                  ------------             ------------

Other (Income) Expense
  Interest expense                                      15,097                        0
  Minority interest                                    (19,652)                       0
                                                  ------------             ------------
      Total Other (Income) Expense                      (4,555)                       0
                                                  ------------             ------------
     Income (loss) before income taxes                (221,374)                  (2,246)

Provision for income taxes                               7,807                        0
                                                  ------------             ------------

      Net Income (loss)                           $   (229,181)            $     (2,246)
                                                  ============             ============

Net/loss per share (basic and diluted)
  Basic                                           $      (0.01)            $      (0.00)

  Diluted                                         $      (0.01)            $      (0.00)

Weighted average number of shares
  Basic                                             27,370,000                1,233,000

  Diluted                                           27,370,000                1,233,000

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                   ------------------------------------------
                                                                   September 30, 2004      September 30, 2003
                                                                   ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                   $  (229,181)            $    (2,246)

Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Amortization                                                            25,127                       0
   Depreciation                                                           157,496                       0
   Minority interest                                                      (19,652)                      0
   Translation adjustment                                                  38,778                       0
   Decrease (Increase) in receivables                                    (684,892)                      0
   Decrease (Increase) in inventory                                       380,309                       0
   Decrease (Increase) in other receivable                               (133,515)                      0
   Decrease (Increase) in prepaid expenses                                 (8,101)                      0
   Decrease (Increase) in deposit                                         494,000                       0
   Decrease (Increase) in other current assets                           (134,486)                      0
   (Decrease) Increase in accounts payable and accrued expenses           246,072                  (2,300)
                                                                      -----------             -----------
      Total Adjustments                                                   361,136                  (2,300)
                                                                      -----------             -----------
      Net cash provided by (used in) operations                           131,955                  (4,546)
                                                                      -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                             (1,972,621)                      0
                                                                      -----------             -----------
      Net cash used in investing activities                            (1,972,621)                      0
                                                                      -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of debt                                                         (72,889)                      0
  Proceeds of loan from related party                                     800,313                       0
  Proceeds from issuance of debt                                        1,166,345                       0
  Capital contribution                                                          0                   4,255
                                                                      -----------             -----------
      Net cash provided by financing activities                         1,893,769                   4,255
                                                                      -----------             -----------
      Net change in cash and cash equivalents                              53,103                    (291)
                                                                      -----------             -----------
Cash and cash equivalents at beginning of year                            580,443                     454
                                                                      -----------             -----------
Cash and cash equivalents at end of period                            $   633,546             $       163
                                                                      ===========             ===========
Supplemental cash flows disclosures:
  Income tax payments                                                 $    23,241             $         0
                                                                      -----------             -----------
  Interest payments                                                   $    15,097             $         0
                                                                      -----------             -----------

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             September 30, 2004
                                                                (Unaudited)            June 30, 2004
                                                               ------------            -------------
Common stock, par value $.001
  Balance at beginning of year                                   27,370,000                1,233,000
  Stock cancellation                                                      0               (1,000,000)
  Issuance of stock                                                       0                2,504,000
  Stock split                                                             0               24,633,000
                                                               ------------             ------------
  Balance at end of period                                       27,370,000               27,370,000
                                                               ------------             ------------
Common stock, par value $.001 (thousands of shares)
  Balance at beginning of year                                 $      2,737             $        125
  Stock cancellation                                                      0                     (102)
  Issuance of stock                                                       0                      250
  Stock split                                                             0                    2,463
                                                               ------------             ------------
  Balance at end of period                                            2,737                    2,737
                                                               ------------             ------------
Additional paid in capital
  Balance at beginning of year                                    4,778,732                   24,175
  Issuance of stock                                                       0                4,754,557
                                                               ------------             ------------
  Balance at end of period                                        4,778,732                4,778,732
                                                               ------------             ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of year                                        4,744                        0
  Foreign currency translation                                     (101,755)                   4,744
                                                               ------------             ------------
  Balance at end of period                                          (97,011)                   4,744
                                                               ------------             ------------
Retained (deficits)
  Balance at beginning of year                                      181,118                  (26,146)
  Net income (loss)                                                (229,181)                 207,264
                                                               ------------             ------------
  Balance at end of period                                          (48,063)                 181,118
                                                               ------------             ------------

Total stockholders' equity at end of period                    $  4,636,395             $  4,967,331
                                                               ============             ============

    Please see the notes to these condensed consolidatedfinancial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE A - ORGANIZATION

         Nano Superlattice Technology, Inc., formerly Wigwam Development, Inc., was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc. (BVI) was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc. (Taiwan) was incorporated under the laws of the Republic of China on January 15, 2002. Nano Superlattice Technology, Inc. owns 100% of the capital stock of Nano Superlattice Technology, Inc. (BVI), and Nano Superlattice Technology, Inc. (BVI) owns 92.1% of the capital stock of Nano Superlattice Technology, Inc. (Taiwan). Collectively these three corporations are referred to herein as the "Company."

         Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. (BVI), pursuant to an Exchange Agreement dated as of May 26, 2004 by and among Nano Superlattice Technology, Inc. (BVI) and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). In exchange for the Nano Superlattice Technology, Inc. (BVI) shares, Nano Superlattice Technology, Inc. issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. (BVI), representing 91.5% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time.

         The Company, through Nano Superlattice Technology, Inc. (Taiwan), is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers specifically in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufacture red lighter, stronger, smarter, cheaper, cleaner and more precise.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Nano Superlattice Techonology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and
         Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended June 30, 2004.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Nano Superlattice Technology, Inc., and its wholly owned subsidiary, Nano Superlattice Technology, Inc. (BVI), and its majority owned subsidiary, Nano Superlattice Technology, Inc. (Taiwan), collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                 Furniture and Fixtures                         5 years
                 Equipment                                      5 -10 years
                 Computer Hardware and Software                 2- 5 years

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EXCHANGE GAIN (LOSS):
         During the three months ended September 30, 2004, the transactions of Nano Superlattice Technology, Inc. (Taiwan) were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

         TRANSLATION ADJUSTMENT
         As of June 30, 2004, the accounts of Nano Superlattice Technology, Inc. (Taiwan) were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of
         Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

         As of September 30, 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.02942 The weighted-average rate of exchange between NTD and USD was NTD$l = USD$0.02948. Total translation adjustment recognized for the three months ended September 30, 2004 is ($90,711).

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATION OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

         INVENTORY
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2004, inventory consisted only of finished goods.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

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

         Our Company holds interests in certain entities currently accounted for under the equity method of accounting that are not considered variable interest entities. We do not expect compliance with Interpretation 46 to have an impact on our financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


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

         In connection with the Exchange Agreement and resulting change in control, the name of the Company was changed from Wigwam Development, Inc. to Nano Superlattice Technology, Inc. and the officers and directors of Wigwam Development, Inc. resigned and new officers and directors were appointed.

NOTE D - STOCK PURCHASE BUSINESS COMBINATION

         On  June  2,  2004,   the  Company   completed  the  purchase  of  Nano
         Superlattice Technology, Inc. (Taiwan), by acquiring approximately ninety-two percent (92.1%) of the outstanding capital stock of Nano Superlattice Technology, Inc. (Taiwan) in exchange for $4,656,357. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Nano Superlattice Technology, Inc. (Taiwan) have been included in the consolidated financial statements since the date of acquisition.

NOTE E - CASH

         The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation (CDIC). As of September 30, 2004, there were no uninsured portions of the balances held at the banks.

NOTE F - FIXED ASSETS

         Fixed assets consist of the following as of September 30, 2004:

                 Machinery and equipment             $ 6,419,465
                 Furniture and fixtures                  146,124
                                                     -----------
                                                     $ 6,565,589

                 Accumulated depreciation               (671,181)
                                                     -----------

                                                     $ 5,894,408
                                                     ===========

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE G - COMMITMENTS

         The Company leases two facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $16,416 for the three months ended September 30, 2004. The Company has future minimum lease obligations as of September 30:

                 2005                           $51,270
                 2006                            23,143
                                                -------
                 Total                          $74,413
                                                =======

NOTE H - COMPENSATED ABSENCES

         Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten
         (10) days per year for years. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2004, vacation liability exists in the amount of $3,975.

NOTE I - DEBT

         At September 30, 2004, the Company had notes payable outstanding in the aggregate amount of $1,791,166 payable as follows:

         Notes  payable  to a bank in  Taiwan,  interest  at
         5.05%  per  annum,   due  on  December   14,  2004,
         personally guaranteed by an officer of the Company           $  100,000

         Notes payable to a bank in Taiwan, interest at 5.3%
         per annum,  due on January  19,  2005 ,  personally
         guaranteed by an officer of the Company                         506,000

         Notes payable to a bank in Taiwan, interest at 6.1%
         per annum,  due on January  10,  2005 ,  personally
         guaranteed by an officer of the Company                          71,945

         Notes  payable  to a bank in  Taiwan,  interest  at
         3.673% per annum, due on March 31, 2005, personally
         guaranteed by an officer of the Company                         147,100

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE I - DEBT (CONTINUED)

         Notes  payable  to a bank in  Taiwan,  interest  at
         6.96%  per  annum,   due  on  November   10,  2008,
         personally guaranteed by an officer of the Company               75,590

         Notes  payable  to a bank in  Taiwan,  interest  at
         6.27%  per  annum,   due  on  November   10,  2008,
         personally guaranteed by an officer of the Company              175,918

         Notes payable to a bank in Taiwan, interest at 5.0%
         per  annum,  due  on  April  30,  2007,  personally
         guaranteed by an officer of the Company                         263,643

         Notes  payable  to a bank in  Taiwan,  interest  at
         7.47%  per  annum,   due  on   November   4,  2005,
         personally guaranteed by an officer of the Company               34,186

         Note payable to a bank in Taiwan, interest at 5.99%
         per  annum,  due  on  July  21,  2007,   personally
         guaranteed by an officer of the Company                         416,784
                                                                      ----------
                                                                       1,791,166

                              Current portion                         $1,146,544
                                                                      ----------

                            Long-term portion                         $  644,622
                                                                      ==========

NOTE J - RELATED PARTY TRANSACTIONS

         Throughout the history of the Company, certain members of the Board of Directors and management have made loans to the Company to cover operating expenses or operating deficiencies. As of September 30, 2004, the Company has a non interest-bearing loan from Huan Tzu Hsai, President of the Company, in the amount of $957,564. Mrs. Hsai has also personally guaranteed all of the notes payable of the Company in the amount of $1,791,166.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2004.

FORWARD-LOOKING STATEMENTS

The following discussion relates to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: risks and uncertainties related to the need for additional funds doing business in Asia, political risks in China and the volatility of the price of our common stock. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

GENERAL

On May 26, 2004, Nano Superlattice Technology, Inc. (BVI) became a wholly owned subsidiary of Nano Superlattice Technology, Inc. ("we," "us" or "our") through an Exchange Agreement. We acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. (BVI) and issued 2,504,000 shares of our common stock to the shareholders of Nano Superlattice Technology, Inc.
(BVI), representing 91.5% of our issued and outstanding capital stock at that time. On June 2, 2004, we completed the purchase of Nano Superlattice Technology, Inc. (Taiwan), a company incorporated under the laws of the People's Republic of China ("Nano Taiwan"), by acquiring approximately ninety-two percent (92.1%) of the outstanding capital stock of Nano Taiwan in exchange for $4,656,357 (the "Acquisition").

Through Nano Taiwan, we are in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufacture red lighter, stronger, smarter, cheaper, cleaner and more precise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note B to the consolidated financial statements included in this Form 10-QSB.

RESULTS OF OPERATIONS

Because the Acquisition occurred during the fourth quarter of fiscal 2004, we did not have operations for the three months ended September 30, 2003.

Accordingly, we do not believe a comparison of the three months ended September 30, 2004 and 2003 is meaningful. Rather, we have chosen to present comparisons of the results of operations of Nano Taiwan for the three months ended September 30, 2004 and 2003. We believe such comparison will be useful to our stockholders in evaluating us.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET SALES. Nano Taiwan's net sales for the three months ended September 30, 2004 were $1,483,228 compared to $69,229 for the three months ended September 30, 2003. The increase in net sales was due to an increase in business with existing customers and from new customers during the three months ended September 30, 2004 as compared to the same period in 2003.

COST OF SALES. Nano Taiwan's cost of sales for the three months ended September 30, 2004 was $1,258,732, or 84.9% of net sales, as compared to $65,715 or 94.9%
of net sales, for the three months ended September 30, 2003. The increase in cost of sales was due to the increase in net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. Nano Taiwan's general and administrative expenses for the three months ended September 30, 2004 were $450,393 or 30.3% of net sales, as compared to $115,925, or 167.5% of net sales, for the three months ended September 30, 2003. The increase in general and administrative expenses was due to an increase in salary expense associated with an increase in the number of employees and expenses incurred related to the amortization and depreciation of fixed assets.

INCOME (LOSS) FROM OPERATIONS. Nano Taiwan's income (loss) from operations for the three months ended September 30, 2004 was ($225,897) as compared to $112,411 for the three months ended September 30, 2003. This change was the result of an increase in fixed costs and general and administrative expenses during the three months ended September 30, 2004.

OTHER (INCOME) EXPENSE. Nano Taiwan's other (income) expense for the three months ended September 30, 2004 was ($4,555) as compared to $0 for the three months ended September 30, 2003. This change is primarily due to an increase in interest income.

NET INCOME (LOSS). Nano Taiwan contributed net income (loss) for the three months ended September 30, 2004 of ($229,181) as compared to income of ($112,411) for the three months ended September 30, 2003 primarily for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $633,546 at September 30, 2004 and $580,443 at June 30, 2004. Our total current assets were $3,032,788 at September 30, 2004 as compared to $2,667,001 at June 30, 2004. Our total current liabilities were $3,416,910 at September 30, 2004 as compared to $1,323,981 at June 30, 2004. We had a working capital deficit at September 30, 2004 of ($384,122) compared with working capital of $1,343,020 at June 30, 2004. This decrease in working capital was to due to capital expenditures we made during the first quarter for machinery and equipment used in our nano-coating processes. During the three months ended September 30, 2004, net cash provided by operations was $131,955 as compared to net cash used in operations of ($4,546) during the same period in 2003. Net cash provided by financing activities was $1,893,769, which consisted of proceeds from the loan and debts during the three months ended September 30, 2004, as compared with net cash provided by financing activities of $4,255 during the three months ended September 30, 2003. Net change in cash and cash equivalents was $53,103 and ($291) for the first quarter of 2004 and 2003, respectively.

Capital expenditures. Total capital expenditures during the three months ended September 30, 2004 and 2003 were $1,972,621 and $0, respectively.

Working Capital Requirements. Our liquidity is currently dependent on our ability to strengthen our accounts receivable collection time period and our ability to continue to raise cash from financing sources to fund our expansion. Our short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely effect our ability to continue operations. Therefore, we are taking precautions to manage this risk, including diversifying our customer base and control credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. Our inability to manage this risk will have a material adverse effect upon our business, financial condition and results of operations.

CURRENCY EXCHANGE FLUCTUATIONS

As of June 30, 2004, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of September 30, 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.02942 The weighted-average rate of exchange between NTD and USD was NTD$l = USD$0.02948 Total translation adjustment recognized for the three months ended September 30, 2004 is ($90,711).

ITEM 3. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within the company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

        31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32      Certifications   of  the  Chief  Executive   Officer  and  Chief
                Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NANO SUPERLATTICE TECHNOLOGY, INC.


Dated:  November 22, 2004               By: /s/ Alice Tzu-Shia Hwang
                                            ------------------------------------
                                            Alice Tzu-Shia Hwang
                                            President and Chairman of the Board
                                            (Principal Executive Officer)


Dated:  November 22, 2004               By: /s/ Chien-Fang Wang
                                            ------------------------------------
                                            Chien-Fang Wang
                                            Vice President
                                            (Principal Financial Officer)