Form 10KSB
period 2004-12-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2005-04-15
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the fiscal year ended __________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from July 1, 2004 to December 31, 2004

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

                  Issuer's Telephone Number: 011-886-3-349-8677

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                         $0.0001 par value Common Stock
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $2,627,984. The aggregate market value of the common stock held by non-affiliates of the registrant as of April 5, 2005 was approximately $72,204,000, based upon the last trading price of $3.00 per share as reported by the Over the Counter Bulletin Board on such date. There were 32,342,000 shares of the Company's common stock outstanding on April 5, 2005.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I  ......................................................................1
   Item 1.  Description of Business...........................................1
   Item 2.  Description of Property...........................................8
   Item 3.  Legal Proceedings.................................................8
   Item 4.  Submission of Matters to a Vote of Security Holders...............8


PART II ......................................................................9
   Item 5.  Market for Common Equity and Related Stockholder Matters..........9
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........9
   Item 7.  Financial Statements.............................................14
   Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.........................................33
   Item 8A. Controls and Procedures..........................................33
   Item 8B. Other Information................................................33


PART III ....................................................................34
   Item 9.  Directors and Officers...........................................34
   Item 10. Executive Compensation...........................................35
   Item 11. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................36
   Item 12. Certain Relationships and Related Transactions...................37
   Item 13. Exhibits.........................................................37
   Item 14. Principal Accountant Fees and Services...........................38

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

     Since inception in 2002, Nano-Taiwan's business has progressed from development to pilot production to mass production. The Company's business strategy is to increase its market share by first focusing on providing its superlattice nano-coating technology service to manufacturers in domestic markets, expanding into Mainland China markets, and further expanding into international markets. Since nanotechnology has a vast application range, the Company also intends to conduct further research into the many additional uses for nanotechnology with the goal of becoming an internationally recognized nanotechnology design center.

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

SERVICES AND PRODUCTS

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

     The government of China has awarded the Company a special five year tax free status. This has been awarded to the Company due to its involvement in nanotechnology related fields, which is one of the Republic of China's "Ten National Projects".

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     In the hard-coating field, Dr. Cheng was awarded a ten year patent on anode arc ion plating technology on October 25, 2002 in the People's Republic of China. Dr. Cheng has entered into an agreement with the Company whereby he granted the Company exclusive use of the technology under this patent without condition in exchange for receiving equity in the Company. This agreement expires on December 31, 2009. There is a pending patent application in Taiwan. The patent is used by the Company as part of its superlattice nano-coating technology.

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

COMPETITION

     The Company's primary competition comes from the traditional electric plating industry. Electroplating is the process of producing a coating, usually metallic, on a surface by the action of electric current. The deposition of a metallic coating onto an object is achieved by putting a negative charge on the object to be coated and immersing it into a solution which contains a salt of the metal to be deposited. The Company also competes with other companies that use PVD nano-coating processes, such as American Standard in the United States, Balzers in Lichenstein, Bodycote in England and Ion Bond Inc. in Germany.

     The Company believes that it has a competitive advantage over its competitors. Due to the imperfect and inefficient nature of traditional electric plating as well as the high quality and diverse applications and attributes of nano-coatings, the Company believes that its business plan offers a compelling alternative to electric plating. In addition, the electroplating process uses liquids and chemicals which are difficult to control and which have waste and contamination issues. The Company also believes that the general developmental direction of its business is significantly different from other nano-coating companies in its marketing efforts, product focus, production process and substrate materials employed. Other nano-coating companies have generally focused on the decorative coatings and not computer-related, high-tech products on which the Company is focusing. The Company believes that the level of complexity of its nano-coatings and its production processes are more advanced that that of its competitors.

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

EMPLOYEES

     As of April 7, 2005, The Company has a total of 33 full-time employees, working in the areas of administration, Sales, Finance, Technical, Quality Assurance and Manufacturing. None of the Company's employees are members of a union or labor organization.

RESEARCH AND DEVELOPMENT

     The Company has spent the last year researching and developing special holders that can operate in conjunction with its specially designed machinery to facilitate the coating of certain products that need to be positioned precisely inside the plasma chamber during the coating process. The Company has incurred approximately $300,000 in the six month period ended December 31, 2004 and approximately $300,000 and $350,000 in fiscals year 2003 and 2004, respectively, on research and development costs, including consulting fees, personnel and equipment.

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

WE MAY HAVE FUTURE CAPITAL NEEDS FOR WHICH WE WILL NEED TO ACCESS ADDITIONAL FINANCING.

     We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products. If additional funds are raised through the issuance of equity or convertible debt securities, our current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY NOT BE ABLE TO EXPLOIT THE PATENT HELD BY DR. CHENG.

     We exploit the patent held by Dr. Cheng as part of our nano-coating technology and processes. Even though we and Dr. Cheng have entered into a formal agreement regarding our exploitation of this patent, which expires in December 31, 2009, if this agreement expires and we are unable to renew it, or if Dr. Cheng restricts or otherwise prohibits the use of the patent held by him, our business could be materially adversely affected.

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

RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA

     There are substantial risks associated with our Asian operations. The establishment and expansion of international operations requires significant management attention and resources. All of our current and anticipated future revenues are or are expected to be derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results, language barriers and other difficulties in staffing and managing foreign operations;

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company does not own any real property. The Company has two primary business locations that it leases and in which it maintains both office administration, sales and production facilities. The location of its primary business and manufacturing operations is No. 666, Jhensing Road, Gueishan Hsiang, Taoyuan Hsien, Taiwan. The term of this lease is from April 1, 2004 until March 31, 2006 and the Company pays a monthly rent of approximately US$3,800. The total square meters of this facility is 1,487. The second location is in Wu-Ku Industrial Park at 5F, No. 200 Wu-Chuan 7th Rd., Wu-Ku Industrial Park, Taipei Hsien, ROC. The initial term of this lease was from November 1, 2003 until December 31, 2004 with a monthly rent of approximately US$1,600. This lease was renewed by the Company until November 31, 2005. The total square meters of this facility is 456.

ITEM 3. LEGAL PROCEEDINGS.

     Currently we are not a party to any legal proceedings, nor are we aware of any pending or threatened actions against us. Additionally, we will require that each of our client's indemnify us before we perform any on-site consulting services or assist with the opening of any new locations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2004.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 17, 2004, the Company's common stock qualified for listing on The Over the Counter Bulletin Board. The Company's common stock is currently listed under the symbol "NSLT". Prior to that time the Company was quoted on the Pink Sheets L.L.C. During that time, no public market existed for the Company's common stock or any other securities of the Company and therefore no pricing information for our prior two fiscal years is available. The following table sets forth the range of high and low bid prices reported by Nasdaq for the time period from June 17, 2004 to March 31, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      High         Low
                                                      ----         ---
     FISCAL 2004
     June 17, 2004 - June 30, 2004                   $3.09        $1.20

     SIX MONTH PERIOD ENDED DECEMBER 31, 2004
     Quarter Ended September 30, 2004                 3.09         1.60
     Quarter Ended December 31, 2004                  5.01         1.70

     FISCAL 2005
     Quarter Ended March 31, 2005                     5.00         2.75

     As of April 11, 2005, there were approximately 1,654 record holders of the Company's common stock. The Company has not paid any cash dividends on its common stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 30, 2004, the Company entered into definitive subscription agreements for the private offering of an aggregate of 4,972,000 shares of its common stock to individual investors for proceeds of approximately $1.96 million. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder. The Company claims exemption from registration of the Shares and in doing so has relied on certain representations and warranties made by the investors in their respective subscription agreements that they are accredited investors and/or non-US Persons.

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

SALES DURING THE TRANSITION PERIOD ENDED DECEMBER 31, 2004

     Although our primary business focus is the superlattice nano-coating industry, in order to facilitate, maintain and make viable our business plan we have engaged in a number of sales activities in the role of a trading company involving a variety of wire and cable products as well as related manufacturing machinery. We conducted these business activities to fund the continuation of our development process and further the research and development of our core nano-coating technology as well as to better achieve our Company's overall business objectives. In the six month period ended December 31, 2004, the sale of individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables generated more than 98% of our total revenue, as compared to 2% of our total revenue in the six month period ended December 31, 2003. While these business activities have been successful and profitable they do not represent our long term focus or the regular and continued practice in the future of our company and we do not anticipate generating material revenues from these activities during fiscal year 2005.

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

RESULTS OF OPERATIONS

     The results of operations for the Company do not include the results of operations of Nano-Taiwan prior to the date it was acquired by the Company pursuant to applicable accounting rules. In the below discussion, the results of operations for Nano-Taiwan are consolidated with the Company for the six month period ended December 31, 2004 and 2003, and are presented separately for the years ended June 30, 2004 and 2003.

AUDITED SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE UNAUDITED SIX MONTHS ENDED DECEMBER 31, 2003

SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 FOR THE COMPANY AND NANO-TAIWAN

     SALES. Net sales for the six months ended December 31, 2004 were $2,627,984 compared to $1,998,311 for the six months ended December 31, 2003, an increase of $629,673 or 31.51%. The increase in net sales was due to a general increase in business to customers and new customers.

     COST OF SALES. Cost of sales for the six months ended December 31, 2004 was $2,625,749 or 99.9% of sales, as compared to $2,352,576 or 117.72% of sales, for the six months ended December 31, 2003. The decrease in cost of sales as a percentage of net sales was due to a decrease in the cost of material that Nano-Taiwan purchased.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,311,408, or 49.9% of sales, for the six months ended December 31, 2004, as compared to $408,728 or 20.45% for the six months ended December 31, 2003. The increase in general and administrative expenses was due to a general increase in business.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the six months ended December 31, 2004 was ($1,309,173), compared to a loss from operations for the six months ended December 31, 2003 of ($762,993). This change was the result of reasons primarily described above.

     OTHER (INCOME) EXPENSE. Total other (income) expense was $3,617 for the six months ended December 31, 2004 as compared to ($14,468 ) for the six months ended December 31, 2003. The decrease in other income was due to the decrease in commission income.

     NET INCOME (LOSS). Net income (loss) for the six months ended December 31, 2004 was $(1,312,790) compared to net loss of ($753,266) for the six months ended December 31, 2003. The increase in net loss was due to reasons primarily described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $991,109 at December 31, 2004. Working capital at December 31, 2004 was $456,789. The Company believes that its short-term financial needs will be met by existing working capital for at least the next twelve months, after which time we will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require the us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

     During the six month period ended December 31, 2004, net (cash used) in operations was ($461,148). Cash provided by financing activities was $2,992,899 for the six month period ended December 31, 2004. The net change in cash and cash equivalents was $404,412 for the six month period ended December 31, 2004.

     On November 30, 2004, the Company entered into definitive subscription agreements for the private offering of an aggregate of 4,971,000 shares of its common stock to individual investors for proceeds of approximately $1.96 million.

CAPITAL EXPENDITURES

     Total capital expenditures during the six months ended December 31, 2004 was $2,127,339 for purchase of fixed assets.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements and the reports and notes, which are attached hereto are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                      15

Consolidated Balance Sheets - As of June 30, 2004 and 2003                    16

Consolidated Statements of Income - For the Years Ended June 30, 2004
and June 30, 2003                                                             17

Consolidated Statements of Cash Flows - For the Years Ended June 30, 2004
and June 30, 2003                                                             18

Consolidated Statements of Changes in Stockholders' Equity - For the
Years Ended June 30, 2004 and June 30, 2003                                   19

Notes to Consolidated Financial Statements                                    20

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
(Formerly Wigwam Development, Inc.)

We have audited the accompanying consolidated balance sheets of Nano Superlattice Technology, Inc. and Subsidiaries ("the Company") as of December 31, 2004 and June 30, 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the six months and the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nano Superlattice Technology, Inc. and Subsidiaries as of December 31, 2004 and June 30, 2004 and the consolidated results of its operations and cash flows for the six months and fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Lichter, Yu & Associates
----------------------------------
March 21, 2005

San Diego, California

              NANO SUPPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2004 AND JUNE 30, 2004

                                                                       December 31, 2004      June 30, 2004
                                                                       -----------------      -------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                              $   991,109           $   580,443
  Accounts receivable, net                                                   994,458               911,206
  Inventory                                                                  647,510             1,041,837
  Other receivable                                                           133,515                     0
  Investments                                                                      0               133,515
                                                                         -----------           -----------
     Total Current Assets                                                  2,766,592             2,667,001
                                                                         -----------           -----------
Fixed Assets, net                                                          5,813,927             4,111,428
                                                                         -----------           -----------
     Total Fixed Assets                                                    5,813,927             4,111,428
                                                                         -----------           -----------
Other Assets
  Deposits                                                                    16,556               510,556
  Other current assets                                                        32,412                57,612
                                                                         -----------           -----------
     Total Other Assets                                                       48,968               568,168
                                                                         -----------           -----------
     Total Assets                                                        $ 8,629,487           $ 7,346,597
                                                                         ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                  $   975,615           $ 1,066,730
  Due to related party                                                       251,371               157,251
  Current portion, debt                                                    1,082,817               100,000
                                                                         -----------           -----------
     Total Current Liabilities                                             2,309,803             1,323,981

Long-term debt, net of current portion                                       589,262               597,710
                                                                         -----------           -----------
     Total Liabilities                                                     2,899,065             1,921,691
                                                                         -----------           -----------
Minority interest                                                            432,149               457,575
                                                                         -----------           -----------
Stockholders' Equity
  Common stock, $.0001 par value, 80,000,000 shares authorized,
   32,342,000 and 27,370,000 issued and outstanding,
   respectively                                                                3,234                 2,737
  Additional paid in capital                                               6,735,078             4,778,732
  Cumulative foreign-exchange translation adjustment                        (308,367)                4,744
  Retained earnings (deficit)                                             (1,131,672)              181,118
                                                                         -----------           -----------
  Total Stockholders' Equity                                               5,298,273             4,967,331
                                                                         -----------           -----------
    Total Liabilities and Stockholders' Equity                           $ 8,629,487           $ 7,346,597
                                                                         ===========           ===========

              NANO SUPPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
     SIX MONTHS ENDED DECEMBER 31, 2004 AND FISCAL YEAR ENDED JUNE 30, 2004

                                                         December 31, 2004        June 30, 2004
                                                         -----------------        -------------
Sales, net                                                 $  2,627,984           $    645,571

Cost of sales                                                 2,625,749                278,994
                                                           ------------           ------------

     Gross profit                                                 2,235                366,577

General and administrative expenses                           1,311,408                 50,699
                                                           ------------           ------------

     Income (loss) from operations                           (1,309,173)               315,878
                                                           ------------           ------------
Other (Income) Expense
  Interest income                                                  (768)                   (23)
  Other income                                                   (3,046)                     0
  Interest expense                                               32,857                    277
  Minority interest                                             (25,426)                25,360
                                                           ------------           ------------

     Total Other (Income) Expense                                 3,617                 25,614
                                                           ------------           ------------

Income (loss) before income taxes                            (1,312,790)               290,264

Provision for income taxes                                            0                 83,000
                                                           ------------           ------------

     Net income (loss)                                     $ (1,312,790)          $    207,264
                                                           ============           ============

Net earnings (loss) per share (basic and diluted)
  Basic                                                    $      (0.05)          $       0.01
  Diluted                                                  $      (0.05)          $       0.01

Weighted average number of shares outstanding
  Basic                                                      29,018,326             14,016,995
  Diluted                                                    29,018,326             14,016,995

              NANO SUPPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED DECEMBER 31, 2004 AND FISCAL YEAR ENDED JUNE 30, 2004

                                                                      December 31, 2004      June 30, 2004
                                                                      -----------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                  $(1,312,790)          $   207,264

Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Amortization                                                               50,866                 6,254
  Depreciation                                                              254,580                69,884
  Bad debt                                                                   38,854                     0
  Minority interest                                                         (25,426)               25,360
  Translation adjustment                                                    (72,877)                7,589
  Decrease (Increase) in accounts receivables                               (83,252)             (106,169)
  Decrease (Increase) in inventory                                          394,327              (685,163)
  Decrease (Increase) in other receivable                                  (133,515)                    0
  Decrease (Increase) in deposit                                            494,000              (510,556)
  Decrease (Increase) in other current assets                                25,200                29,577
  (Decrease) Increase in accounts payable and accrued expenses              (91,115)              507,534
                                                                        -----------           -----------
     Total Adjustments                                                      851,642              (655,690)
                                                                        -----------           -----------
     Net cash provided by (used in) operations                             (461,148)             (448,426)
                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                               (2,127,339)               (8,403)
                                                                        -----------           -----------
     Net cash used in investing activities                               (2,127,339)               (8,403)
                                                                        -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received in acquisition of subsidiary                                      0               785,821
  Loan from related party                                                 1,591,942                     0
  Payment of loan to related party                                       (1,497,822)              157,251
  Proceeds from issuance of debt                                          1,208,094               100,000
  Payment of debt                                                          (266,158)                    0
  Proceeds from sale of common stock                                      1,956,843                     0
                                                                        -----------           -----------
     Net cash provided by financing activities                            2,992,899             1,043,072
                                                                        -----------           -----------
     Net change in cash and cash equivalents                                404,412               586,243
                                                                        -----------           -----------
Cash and cash equivalents at beginning of year                              586,697                   454
                                                                        -----------           -----------
Cash and cash equivalents at end of year                                $   991,109           $   586,697
                                                                        ===========           ===========

Supplemental cash flows disclosures:
  Income tax payments                                                   $         0           $    20,462
                                                                        ===========           ===========
  Interest payments                                                     $    32,857           $    18,216
                                                                        ===========           ===========
  Issuance of stock for purchase of subsidiary                          $         0           $ 2,504,000
                                                                        ===========           ===========

              NANO SUPPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     SIX MONTHS ENDED DECEMBER 31, 2004 AND FISCAL YEAR ENDED JUNE 30, 2004

                                                          December 31, 2004        June 30, 2004
                                                          -----------------        -------------
Common stock
  Balance at beginning of year                                27,370,000              1,233,000
  Stock cancellation                                                   0             (1,000,000)
  Issuance of stock                                            4,972,000              2,504,000
  Stock split                                                          0             24,633,000
                                                            ------------           ------------
  Balance at end of year                                      32,342,000             27,370,000
                                                            ============           ============
Common stock, par value $.001
  Balance at beginning of year                              $      2,737           $        125
  Stock cancellation                                                   0                   (102)
  Issuance of stock                                                  497                    250
  Stock split                                                          0                  2,463
                                                            ------------           ------------
  Balance at end of year                                           3,234                  2,737
                                                            ============           ============
Additional paid in capital
  Balance at beginning of year                                 4,778,732                 24,175
  Issuance of stock                                            1,956,346              4,754,557
                                                            ------------           ------------
  Balance at end of year                                       6,735,078              4,778,732
                                                            ============           ============

Cumulative foreign-exchange translation adjustment
  Balance at beginning of year                                     4,744                      0
  Foreign currency translation                                  (313,111)                 4,744
                                                            ------------           ------------
  Balance at end of year                                        (308,367)                 4,744
                                                            ============           ============

Retained (deficits)
  Balance at beginning of year                                   181,118                (26,146)
  Net income (loss)                                           (1,312,790)               207,264
                                                            ------------           ------------
  Balance at end of year                                      (1,131,672)               181,118
                                                            ------------           ------------
Total stockholders' equity at end of year                   $  5,298,273           $  4,962,587
                                                            ============           ============

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE A - ORGANIZATION

     Nano Superlattice Technology, Inc., Formerly Wigwam Development, Inc., was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc. - BVI was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc. - Taiwan was incorporated under the laws of Republic of China on September 6, 1994. Nano Superlattice Technology, Inc. owns 100% of the capital stock of Superlattice Technology, Inc. - BVI, and Superlattice Technology, Inc. - BVI owns 98.1% of the capital stock of Nano Superlattice Technology, Inc. - Taiwan. Collectively these three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," means Nano Superlattice Technology, Inc. and its subsidiaries.

     On May 26, 2004, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. through a reverse merger. Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. - BVI, pursuant to an Exchange Agreement dated as of May 26, 2004 by and among Nano Superlattice Technology, Inc. - BVI and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc. - BVI shares, Nano Superlattice Technology, Inc issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. - BVI, representing 91.6% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time.

     The Company, through its acquisition of Nano Superlattice Technology,  Inc.
     - BVI and Nano Superlattice Technology, Inc. - Taiwan, is no longer considered a development stage company, as it was during the fiscal year ended June 30, 2003.

     The Company, through Nano Superlattice Technology, Inc. -Taiwan is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, smarter, cheaper, cleaner and more precisely than they would otherwise be.

     The Company operates in an industry characterized by rapid technological changes. They will need additional investments and funding in order to complete the development and improvements necessary for the development and production of the nano-scale coating technology.

     On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION
     Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

     PRINCIPLES OF CONSOLIDATION
     The  consolidated   financial  statements  include  the  accounts  of  Nano
     Superlattice Technology, Inc., and it's wholly owned subsidiaries Nano Superlattice Technology, Inc. - BVI and its majority owned subsidiary, Nano Superlattice Technology, Inc. - Taiwan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

     RISKS AND UNCERTAINTIES
     The Company is subject to substantial risks from, among other things, rapid changes in technology, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

     CONTINGENCIES
     Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


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

     Furniture and Fixtures                 5 years
     Equipment                              5-20 years
     Computer Hardware and Software         2-5 years

     EXCHANGE GAIN (LOSS)

     As of  December  31,  2004 and  June 30,  2004,  the  transactions  of Nano
     Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     TRANSLATION ADJUSTMENT
     As of December 31, 2004 and June 30, 2004, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of December 31, 2004 and June 30, 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.03128 and NTD$1=USD$0.02967, respectively. The weighted-average rate of exchange between NTD and USD as of December 31, 2004 and June 30, 2004 was NTD$1=USD$0.02996 and NTD$1=USD$0.02962,
     repectively. Total translation adjustment recognized as of December 31, 2004 and June 30, 2004 is ($308,367) and $4,744, respectively.

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

     STATEMENT OF CASH FLOWS
     In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts
     receivable   through  credit   approvals,   credit  limits  and  monitoring
     procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

     INVENTORY
     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2004 and June 30, 2004, inventory consisted only of finished goods.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


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

     NEW ACCOUNTING PRONOUNCEMENTS
     In January 2003, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN46 and FIN46R, had no material impact on the Company's financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On July 16, 2004 the FASB ratified the Emerging Issues Task Force ("EITF") consensus of Issue 02-14, "Whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means" ("EITF 02-14"). The consensus concluded that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. The consensus is effective for reporting periods beginning after September 2004. The adoption of EITF 02-14 did not have a material impact on the Company's financial statements.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

     In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EIFT 04-08 is effective for reporting periods ending after December 15, 2004. EITF 04-08 will have no material impact on the Company's financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE C - EXCHANGE AGREEMENT

     On May 26, 2004, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. through an Exchange Agreement. Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. - BVI pursuant to the Exchange Agreement by issuing 2,504,000 shares of Nano Superlattice Technology, Inc.

     In connection with the exchange and change in control the name of the Company was changed from Wigwam Development, Inc. to Nano Superlattice Technology, Inc. and the officers and directors of Wigwam Development, Inc. resigned and new officers and directors were appointed.

NOTE D - STOCK PURCHASE BUSINESS COMBINATION

      On June 2, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. - Taiwan, a developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers specifically in the computer, mechanical and molding industries, by acquiring approximately ninety-two percent (92%) of the outstanding capital stock of Nano Superlattice Technology, Inc. - Taiwan in exchange for $4,656,357. The acquisition was accounted for using the purchase method of accounting and, accordingly, Nano Superlattice Technology, Inc. - Taiwan's results of operations have been included in the consolidated financial statements since the date of acquisition.

NOTE E -CASH

      The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation (CDIC). As of December 31, 2004 and June 30, 2004 there were no uninsured portions of the balances held at the bank.

NOTE F - FIXED ASSETS
     Fixed assets consist of the following:

                                          12/31/2004            6/30/2004
                                          ----------            ---------
           Machinery and equipment       $ 6,381,286           $ 4,453,862
           Furniture and fixtures            226,539               146,124
                                         -----------           -----------

                                         $ 6,607,825           $ 4,599,986

           Accumulated depreciation         (794,004)             (488,558)
                                         -----------           -----------

                                         $ 5,813,821           $ 4,111,428
                                         ===========           ===========

NOTE G - COMMITTMENTS

     The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $33,435 and $13,482 for December 31, 2004 and June 30, 2004, respectively. The Company has future minimum lease obligations as follows:

           2005           $ 66,539
           2006             11,716
                          --------
           Total          $ 78,255
                          ========

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE H- LONG-TERM INVESTMENT

     In August 2003, the Company purchased approximately forty-five percent (45%) of Chen-Kun-Tai Co. for $133,515. Chen-Kun-Tai Co. is not publicly traded or listed and has not had any activity since August 2003. The Company returned the shares to the Chen-Kun-Tai Co. on August 23, 2004 in exchange for the return of its original investment. As of December 31, 2004, the amount had not been repaid.

NOTE I - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2004 vacation liability exists in the amount of $4,226.

NOTE J - INCOME TAXES

     Total Federal and State income tax expense for the years ended December 31, 2004 and June 30, 2004 amounted to $0. For the years ended December 31, 2004 and June 30, 2004, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

     December 31, 2004     U.S.        State        International        Total
                         -------      -------       -------------       -------
     Current             $     0      $     0          $     0          $     0
     Deferred                  0            0                0                0
                         -------      -------          -------          -------
          Total          $     0      $     0          $     0          $     0
                         =======      =======          =======          =======

     June 30, 2004         U.S.        State        International        Total
                         -------      -------       -------------       -------
     Current             $     0      $     0          $20,496          $20,496
     Deferred                  0            0                0                0
                         -------      -------          -------          -------
          Total          $     0      $     0          $20,496          $20,496
                         =======      =======          =======          =======

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                           December 31, 2004       June 30, 2004
                                           -----------------       -------------
     Federal statutory tax rate                    33%                   33%
     State, net of federal benefit                  0%                    0%
                                                 ----                  ----

     Effective tax rate                            33%                   33%
                                                 ====                  ====

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE K - DEBT

     At December 31, 2004, the Company had notes payable outstanding in the aggregate amount of $1,672,079. Payable as follows:

         Notes payable to a bank in Taiwan,
         interest at 6.10% per annum, due by
         January 10, 2005                                             $   76,493

         Notes payable to a bank in Taiwan,
         interest at 5.30% per annum, due by
         January 19, 2005                                                506,000

         Notes payable to a bank in Taiwan,
         interest at 3.76% per annum, due by
         March 31, 2005                                                  156,400

         Notes payable to a bank in Taiwan,
         interest at 7.53% per annum, due by
         November 4, 2005                                                 28,559

         Note payable to a bank in Taiwan,
         interest at 7.47% per annum, due on
         November 4, 2005                                                404,034

         Notes payable to a bank in Taiwan,
         interest at 5% per annum, due by
         April 30, 2007                                                  247,278

         Notes payable to a bank in Taiwan,
         interest at 6.3% per annum, due by
         November 10, 2008                                               177,139

         Notes payable to a bank in Taiwan,
         interest at 7% per annum, due by
         November 11, 2008                                                76,176
                                                                      ----------

                                                                       1,672,079

                 Current portion                                      $1,082,817
                                                                      ----------

                 Long-term portion                                    $  589,262
                                                                      ==========

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004


NOTE L - RELATED PARTY TRANSACTIONS

          Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2004, the Company has a non interest-bearing loan from Huan Tzu Hsai, a member of the board, in the amount of $251,371. Mrs. Hsai has also personally guaranteed all of the notes payable of the Company in the amount of $1,672,079.

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

NOTE N - COMMON STOCK

     On November 30, 2004, the Company issued 4,972,000 shares of the Company's common stock for $1,956,843.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 2004 AND JUNE 30, 2004

NOTE O - TRANSITION REPORTS

     In accordance to Regulation 13A-10, the following table present the statements of income for the six months ended December 31, 2004 and 2003 for the Company, due to the change in the fiscal year ended from June 30th to December 31st.

                                                              Six months ended       Six months ended
                                                              December 31, 2004      December 31, 2003
                                                              -----------------      -----------------
                                                                   (Audited)           (Unaudited)
     Sales, net                                                 $  2,627,984           $  1,998,311

     Cost of sales                                                 2,625,749              2,352,576
                                                                ------------           ------------

           Gross profit                                                2,235               (354,265)

     General and administrative expenses                           1,311,408                408,728
                                                                ------------           ------------

           Income (loss) from operations                          (1,309,173)              (762,993)
                                                                ------------           ------------

     Other (Income) Expense
       Interest income                                                  (768)                  (102)
       Other income                                                   (3,046)               (17,398)
       Interest expense                                               32,857                  3,032
       Minority interest                                             (25,426)                     0
                                                                ------------           ------------

           Total Other (Income) Expense                                3,617                (14,468)
                                                                ------------           ------------

           Income (loss) before income taxes                      (1,312,790)              (748,525)

     Provison for income taxes                                             0                  4,741
                                                                ------------           ------------

           Net income (loss)                                    $ (1,312,790)          $   (753,266)
                                                                ============           ============

     Net earnings (loss) per share (basic and diluted)
       Basic                                                    $      (0.05)          $      (0.61)

       Diluted                                                  $      (0.05)          $      (0.61)

     Weighted average number of shares outstanding
       Basic                                                      29,018,326              1,233,000

       Diluted                                                    29,018,326              1,233,000

NOTE P - RESULTS OF OPERATIONS

     The following table presents the unaudited pro-forma statement of operations for Nano Superlattice Technology, Inc. - Taiwan, the operating company, for the periods of January 1, 2004 to December 31, 2004 and January 1, 2003 to December 31, 2003. The pro-forma table is presented to provide a more comparable statement of operations for the Company due to the change in the fiscal year end from June 30th to December 31st.

                                              Pro-forma             Pro-forma
                                            for the twelve        for the twelve
                                               months                months
                                               ended                 ended
                                             December 31,          December 31,
                                                2004                  2003
                                             -----------           -----------
                                              Unaudited             Unaudited

     NET SALES                                 6,384,468             4,528,144

     COST OF SALES                             5,171,524             3,833,214
                                             -----------           -----------

     GROSS PROFIT                              1,212,945               694,931
                                             -----------           -----------
     OPERATING EXPENSES:
     Selling, general and administrative       1,295,095               647,365
                                             -----------           -----------
     Total operating expenses                  1,295,095               647,365
                                             -----------           -----------

     Operating income (loss)                     (82,150)               47,566
                                             -----------           -----------

     OTHER INCOME (EXPENSE)                     (496,039)               17,345

     INTEREST EXPENSE                            (30,844)               (3,005)
                                             -----------           -----------

     Income (loss) before  benefit for
     income taxes                               (609,033)               61,906
                                             -----------           -----------

     BENEFIT (PROVISION) FOR INCOME TAXES             (0)              (15,407)
                                             -----------           -----------

     NET INET INCOME (LOSS)                  $  (609,033)          $    46,499
                                             -----------           -----------

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

ITEM 8B. OTHER INFORMATION

     On March 31, 2005, the Company filed a late Current Report on Form 8-K for the following unregistered sale of equity securities:

     On November 30, 2004, the Company entered into definitive subscription agreements for the private offering of an aggregate of 4,971,000 shares of its common stock to individual investors for proceeds of approximately $1.96 million. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder. The Company claims exemption from registration of the Shares and in doing so has relied on certain representations and warranties made by the investors in their respective subscription agreements that they are accredited investors and/or non-US Persons.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS

     Set forth below are the names of the directors, executive officers and key employees of the Company as of April 7, 2005:


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

     The following is a brief description of each director's and executive officer's business experience:

     Alice Tzu-Shia Hwang, has been President and Chairman of the Board of Directors of the Company since January 2002. Ms. Hwang is the primary business director and head of all marketing and sales projects with the Company. She has implemented numerous business projects throughout her many years in management and sales for such Taiwanese publicly held companies as Taiwan Liantian Industry, Ltd., a PVC plastics supplier for the wire and cable industry, from 1996 to 2001, and Yi Tai Wire & Cable Ltd., a producer of computer cabling from 1987 to 1996. From 1981 to 1987, Ms. Hwang was production manager for the cable and wire manufacturer Wan Xia Wire & Cable, Ltd. From 1978 to 1981, she was the Chief of Research & Development for wire and cable materials and Director of Quality Management at Hong Tai Mechanical, Ltd., an electronics manufacturing company. Ms. Hwang has a degree in Chemical Engineering from Nanheng Industry College and a degree in Water Process Engineering from the National Taiwan Ocean University.

     Yu-Chien Cheng, has been a Director of the Company and Chief Supervisor of Technology since November 2002. Dr. Cheng's responsibilities include overseeing both the production process and research and development. Dr. Cheng has had many years of experience in research and helped in founding Nano Taiwan. From August 1989 to 1997, Dr. Cheng served as the Chief Supervisor of Research and Development for Olof Hassen Technology Inc., a metal materials company. From 1997 to 2002, Dr. Cheng served as the Research Director and Production Manager at Kinik China Grinding Wheel Coop of China's polished materials division located in Taiwan. Mr. Cheng graduated from the Normal University of Taiwan with a master's degree in Biophysics. He also received training in Material science from the UK's Sheffield Hallam University and Physics from Taiwan University.

     Chien-Fang Wang, has been a Director and Vice President of the Company since January 2002. Since 2002, Mr. Wang has been employed as the General Business Manager for Nano Taiwan. He is primarily involved in projects related to business development and sales and marketing. From 1987 to 2002, Mr. Wang served as Vice General Manager for Yi Tai Wire & Cable Ltd., a computer cable company. From 1978 to 1987 Mr. Wang worked as a supervisor at cable and wire producer Wan Xia Wire & Cable, Ltd.. Previously from 1967 to 1978, Mr. Wang worked at Hong Tai Electric Industrial Co. Mr. Wang has a degree in Chemical Engineering from Chong Chou College and a degree in Electrical Engineering from Tatung University in Taiwan.

     Kevin Chung-Chieh Lin, has been a Director of the Company since June 2004. From 1998 to 2003, Mr. Lin was the Chairman of Chief Financil Consultant Co.,
Ltd. and from 1999 to 2004 was the Chairman of the Chyun-Yang Investment Co., Ltd., an investment company involved in corporate finance and securities consulting. Mr. Lin has also been involved in venture capital and strategic investments and has invested in, developed and managed more than fifteen public and private companies in Taiwan and China. Mr. Lin's investment experience has been particularly in the biotech and electronics industries. From 2000 to the present, Mr. Lin has been the chairman of Hyo-on Biotechnology Corp. Mr. Lin has a degree in Civil Engineering from Tamkang University.

     Yun-Chun Tseng, has been a Director of the Company since June 2004. Over the past five years, Ms. Tseng has been primarily involved in international trade. From 1997 to 2002 Ms. Tseng worked as a secretary for Cheng-Hsin Electronics Co. Ltd. From 2002 to present, she has worked as a manager for Hsin-Hua International Medical Supplies Technology Corp. At Hsin-Hua, Ms. Tseng has overseen sales, trading, design and manufacture of various electronic products and computer peripherals. Ms. Tseng attended Ming Teh Business College and has studied International Trade.

     Tzu-Sheng Su, has been a Director of the Company since October 2004. In 1993, Mr. Su procured an agency license from the National Tax Administration of the government of Taiwan to conduct tax, bookkeeping and accountancy functions for both corporations and individuals. Mr. Su runs the accounting firm he established in October 1993 and has conducted large scale accounting, auditing and tax oriented matters for more than 70 public and private businesses. Prior to October 1993, Mr. Su served as the finance manager for several manufacturing companies in both Taiwan and China. Mr. Su graduated from Taiwan's National Chin-Yi Institute of Technology with a technical degree in Industrial Administration.

                SECTION 16(a) OF BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during the six months ended December 31, 2004, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934 except that Alice Tzu-Shia Hwang and Tzu-Sheng Su each failed to file a Form 4 to report one transaction relating to the acquisition of shares of the Company's common stock on November 30, 2004 pursuant to a private placement of the Company's common stock.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each named executive officer.

                                                                 Long Term Compensation
                                        Annual Compensation             Awards
                                  ------------------------------  --------------------
                                                                  Restricted
    Name/Principal     Fiscal                                       Stock        Stock    All Other
     Position           Year      Salary($)   Bonus($)   Other($)   Award($)    Options    Comp.($)
     --------           ----      ---------   --------   --------   --------    -------    --------
Alice Tzu-Shia Hwang    2004*      17,976       --         --          --         --         --
President               2004**     35,200       --         --          --         --         --
                        2003           --       --         --          --         --         --
                        2002           --       --         --          --         --         --

----------
*    Amounts shown are for the six month period ended December 31, 2004.
**   Amount shown in for the year ended June 30, 2004

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

DIRECTOR COMPENSATION

     Our directors are reimbursed for expenses incurred by them in connection with attending meetings of our Board of Directors, but they do not receive any other compensation for serving on our Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

     The Company does not have any agreements with its executive officers.

CODE OF ETHICS

     On October 12, 2004, we adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this Transition Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth as of April 7, 2005 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's common stock;
(ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                      Number of Common Stock
     Name and Address                  Shares Beneficially    % of Common Stock
   of Beneficial Owner**                    Owned(1)          Beneficially Owned
   ---------------------                    --------          ------------------
Alice Tzu-Shia Hwang                       3,200,000                    9.89%
Yo-Chien Cheng                             3,000,000                    9.28%
Chien-Fang Wang                              810,000                    2.50%
Kevin Chung-Chien Lin                      1,000,000                    3.09%
Yun Chun Tseng                               254,000                       *
Tzu-Sheng Su                                  10,000                       *
All executive officers and directors
 as a group (6) persons                    8,274,000                   25.58%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Throughout the history of the Company, certain members of the Board of Directors and management have made loans to the Company to cover operating expenses or operating deficiencies. During the six month period ended December 31, 2004, Alice Tzu-Shia Hwang, the Company's President made loans to the Company to purchase items for the Company's business and for other general working capital purposes. As of December 31, 2004, the Company has a non-interest bearing loan from Ms. Hwang in the amount of $251,371.

ITEM 13. EXHIBITS.

     The following exhibits are filed as part of this report:

Exhibit
Number                                  Description
------                                  -----------
2.1 Share Exchange Agreement, dated May 26, 2004 (incorporated herewith by reference to Exhibit 2.1 to Nano Superlattice Technology, Inc.'s Current Report on Form 8-K filed with the SEC on June 6, 2004).

3.1 Certificate of Incorporation of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.1 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

3.2 By-laws of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.2 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

14 Code of Ethics. (incorporated herewith by reference to Exhibit 14.1 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

21 Subsidiaries of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 21.1 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

31.1   Certification    of   Chief   Executive    Officer   pursuant   to   Rule
       13A-14(A)/15D-14(aA) of the Secuities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(aA) of the Secuities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our principal independent auditor during the fiscal year ended June 30, 2004 and six month period ended December 31, 2004 was Lichter, Yu & Associates. During fiscal years ended 2003, our principal independent auditor was Armando C. Ibarra, a Professional Corporation. The following are the services provided and the amount billed:

AUDIT FEES

     The aggregate fees billed by Lichter, Yu & Associates for professional services rendered for the audit of the Company's annual financial statements for the six month period ended December 31, 2004 and for the review of the financial statements included in the Company's Quarterly Report on Form 10-QSB for September 31, 2004 was $45,000 and for the fiscal year ended June 30, 2004 was $37,500.

     The aggregate fees billed by Armando C. Ibarra, a Professional Corporation, for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2003 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended June 30, 2003 and 2004 was $6,000.

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, Lichter, Yu & Associates did not bill any fees for services rendered to us during the six month period ended December 31, 2004 or the fiscal year ended June 30, 2004 for assurance and related services in connection with the audit or review of our consolidated financial statements.

     Other than the fees described under the caption "Audit Fees" above, Armando
C. Ibarra, a Professional Corporation, did not bill any fees for services rendered to us during fiscal year ended June 30, 2004 or 2003 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

     The aggregate tax fees billed by Lichter, Yu & Associates for tax services during the six month period ended December 31, 2004 was $0 and for the fiscal year ended June 30, 2004 was $3,000. There were no fees billed by Armando C. Ibarra, a Professional Corporation, for tax services during the fiscal years ended June 30, 2004 and 2003.

ALL OTHER FEES

     No other fees were billed by Lichter, Yu & Associates or Armando C. Ibarra, a Professional Corporation for the six month period ended December 31, 2004 or the years ended June 30, 2004 and 2003.

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

     None of the services performed by Armando C. Ibarra above were pre-approved by our Audit Committee, as our current Board was not in control of the Company prior to May 26, 2004. Our Board pre-approved all of the professional services to be provided by Lichter, Yu & Associates in connection with its audit of our financial statements and the other professional services it will provide to us during the fiscal year ended June 30, 2005. In the future all such professional services will be pre-approved by our Audit Committee.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NANO SUPERLATTICE TECHNOLOGY, INC.


Date: April 14, 2005         By:  /s/ Alice Tzu-Shia Hwang
                                 -----------------------------------------
                              Name:  Alice Tzu-Shia Hwang
                              Title: President and Chairman of the Board
                                     (Principal Executive Officer)


Date: April 14, 2005         By: /s/ Chien-Fang Wang
                                 -----------------------------------------
                             Name:  Chien-Fang Wang
                             Title: Vice President
                                   (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                               Title                               Date
          ----                               -----                               ----
/s/ Alice Tzu-Shia Hwang           President and Chairman of the Board       April 14, 2005
------------------------------     (Principal Executive Officer)
Alice Tzu-Shia Hwang


/s/ Yu-Chien Chang                 Chief Inspector and Director              April 14, 2005
------------------------------
Yu-Chien Cheng


/s/ Chien-Fang Wang                Vice President and Director               April 14, 2005
------------------------------     (Principal Financial Officer)
Chien-Fang Wang


/s/ Kevin Chung-Chieh Lu           Director                                  April 14, 2005
------------------------------
Kevin Chung-Chieh Lin


/s/ Yun-Chun Tseng                 Director                                  April 14, 2005
------------------------------
Yun-Chun Tseng


/s/ Tzu-Sheng Su                   Director                                  April 14, 2005
------------------------------
Tzu-Sheng Su

                               EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
2.1 Share Exchange Agreement, dated May 26, 2004 (incorporated herewith by reference to Exhibit 2.1 to Nano Superlattice Technology, Inc.'s Current Report on Form 8-K filed with the SEC on June 6, 2004).

3.1 Certificate of Incorporation of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.1 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

3.2 By-laws of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.2 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

14 Code of Ethics. (incorporated herewith by reference to Exhibit 14.1 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

21 Subsidiaries of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 21.1 to Nano Superlattice Technology, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

31.1   Certification    of   Chief   Executive    Officer   pursuant   to   Rule
       13A-14(A)/15D-14(aA) of the Secuities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(aA) of the Secuities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).