Form 10QSB
period 2005-03-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2005-05-20
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to __________________

                        Commission File Number: 000-50177


                       NANO SUPERLATTICE TECHNOLOGY, INC.
              (Exact name of small business issuer in its charter)


           Delaware                                               95-4735252
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)
\
                              No. 666, Jhensing Rd.
                      Gueishan Township, Taoyuan County 333
                                   Taiwan, ROC
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number: 011-886-3-349-8677

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on May 16, 2005 was 32,342,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION...............................................  1

     Item 1. Consolidated Financial Statements...............................  1

          Consolidated Balance Sheets........................................  1

          Consolidated Statements of Income (Unaudited)......................  2

          Consolidated Statements of Cash Flows (Unaudited)..................  3

          Consolidated Statements of Changes in Stockholders' Equity.........  4

          Nano Superlattice Technology, Inc. and Subsidiaries (Formerly
          Wigwam Development, Inc.) Notes to Condensed Consolidated
          Financial Statements March 31, 2005 and 2004.......................  5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 13

     Item 3. Controls and Procedures......................................... 16

PART II - OTHER INFORMATION.................................................. 17

     Item 1. Legal Proceedings............................................... 17

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 17

     Item 3. Defaults Upon Senior Securities................................. 17

     Item 4. Submission of Matters to a Vote of Security Holders............. 17

     Item 5. Other Information............................................... 17

     Item 6. Exhibits........................................................ 17

             Signatures...................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2005      December 31, 2004
                                                                   --------------      -----------------
                                                                    (Unaudited)
                                     ASSETS
Current Assets
  Cash and cash equivalents                                         $   461,713           $   991,109
  Accounts receivable, net                                            1,531,539               994,458
  Inventory                                                             763,255               647,510
  Other receivable                                                        8,437               133,515
  Prepaid expenses                                                           27                     0
                                                                    -----------           -----------
      Total Current Assets                                            2,764,971             2,766,592
                                                                    -----------           -----------

Fixed Assets, net                                                     6,267,618             5,813,927
                                                                    -----------           -----------
      Total Fixed Assets                                              6,267,618             5,813,927
                                                                    -----------           -----------
Other Assets
  Deposits                                                              126,608                16,556
  Other current assets                                                   94,828                32,412
                                                                    -----------           -----------
      Total Other Assets                                                221,436                48,968
                                                                    -----------           -----------
      Total Assets                                                  $ 9,254,025           $ 8,629,487
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                             $   916,267           $   892,615
  Income tax payable                                                    210,420                83,000
  Due to related party                                                  215,253               251,371
  Current portion, debt                                                 566,142             1,082,817
                                                                    -----------           -----------
      Total Current Liabilities                                       1,908,082             2,309,803

Long-term debt, net of current portion                                1,380,493               589,262
                                                                    -----------           -----------
      Total Liabilities                                               3,288,575             2,899,065
                                                                    -----------           -----------
      Minority Interest                                                 437,240               432,149
                                                                    -----------           -----------
Stockholders' Equity
  Common stock, $.001 par value, 80,000,000
   shares authorized, 32,342,000
   shares issued and outstanding                                          3,234                 3,234
  Additional paid in capital                                          6,735,078             6,735,078
  Cumulative foreign-exchange translation adjustment                   (341,265)             (308,367)
  Retained earnings (deficit)                                          (868,837)           (1,131,672)
                                                                    -----------           -----------
      Total Stockholders' Equity                                      5,528,210             5,298,273
                                                                    -----------           -----------
      Total Liabilities and Stockholders' Equity                    $ 9,254,025           $ 8,629,487
                                                                    ===========           ===========

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended
                                                          -------------------------------------
                                                          March 31, 2005         March 31, 2004
                                                          --------------         --------------
Sales, net                                                 $    992,645           $          0

Cost of sales                                                   747,839                      0
                                                           ------------           ------------
      Gross profit                                              244,806                      0

General and administrative expenses                             400,456                  1,422
                                                           ------------           ------------
      Income (loss) from operations                            (155,650)                (1,422)
                                                           ------------           ------------

Other (Income) Expense
  Interest expense                                                 (102)                     0
  Collection of bad debts                                      (499,951)                     0
  Other income                                                  (47,467)                     0
  (Gain) loss of currency exchange                              (24,947)                     0
  Interest expense                                               18,882                      0
  Other expense                                                   1,416                      0
  Minority interest                                               5,091                      0
                                                           ------------           ------------
      Total Other (Income) Expense                             (547,078)                     0
                                                           ------------           ------------
      Income (loss) before income taxes                         391,428                 (1,422)

Provision for income taxes                                      128,593                      0
                                                           ------------           ------------
Net Income (loss)                                          $    262,835           $     (1,422)
                                                           ============           ============
Net earnings (loss) per share (basic and diluted)
  Basic                                                    $       0.01           $      (0.00)
  Diluted                                                  $       0.01           $      (0.00)

Weighted average number of shares
  Basic                                                      32,342,000              1,233,000
  Diluted                                                    32,342,000              1,233,000

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                        ----------------------------------
                                                        March 31, 2005      March 31, 2004
                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                       $ 262,835           $  (1,422)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                          180,431                   0
     Bad debt                                                80,292                   0
     Minority interest                                        5,091                   0
     Translation adjustment                                  13,870                   0
     Decrease (Increase) in accounts receivables           (537,081)                  0
     Decrease (Increase) in inventory                      (115,745)                  0
     Decrease (Increase) in other receivable                125,078                   0
     Decrease (Increase) in prepaid expenses                    (27)                  0
     Decrease (Increase) in deposit                        (110,052)                  0
     Decrease (Increase) in other current assets            (62,416)                  0
     (Decrease) Increase in accounts payable
      and accrued expenses                                   23,652              (1,545)
     (Decrease) Increase in income tax payable              127,420                   0
                                                          ---------           ---------
     Total Adjustments                                     (396,906)             (1,545)
                                                          ---------           ---------
         Net cash provided by (used in) operations         (134,071)             (2,967)
                                                          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                 (633,763)                  0
                                                          ---------           ---------
         Net cash (used in) investing activities           (633,763)                  0
                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loan from related party                       (36,118)                  0
  Proceeds from issuance of debt                            928,176                   0
  Payment of Debt                                          (653,620)                  0
  Additional paid in capital                                      0               2,945
                                                          ---------           ---------
         Net cash provided by financing activities          238,438               2,945
                                                          ---------           ---------
Net change in cash and cash equivalents                    (529,396)                (22)
                                                          ---------           ---------
Cash and cash equivalents at beginning of year              991,109                  22
                                                          ---------           ---------
Cash and cash equivalents at end of year                  $ 461,713           $       0
                                                          =========           =========
Supplemental cash flows disclosures:
  Income tax payments                                     $       0           $       0
                                                          ---------           ---------
  Interest payments                                       $  18,882           $       0
                                                          ---------           ---------

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            March 31, 2005       December 31, 2004
                                                            --------------       -----------------
                                                             (Unaudited)
Common stock
  Balance at beginning of year                                32,342,000             27,370,000
  Issuance of stock                                                    0              4,972,000
                                                            ------------           ------------
  Balance at end of period                                    32,342,000             32,342,000
                                                            ------------           ------------
Common stock, par value $.001
  Balance at beginning of year                              $      3,234           $      2,737
  Issuance of stock                                                    0                    497
                                                            ------------           ------------
  Balance at end of period                                         3,234                  3,234
                                                            ------------           ------------
Additional paid in capital
  Balance at beginning of year                                 6,735,078              4,778,732
  Issuance of stock                                                    0              1,956,346
                                                            ------------           ------------
  Balance at end of period                                     6,735,078              6,735,078
                                                            ------------           ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of year                                  (308,367)                 4,744
  Foreign currency translation                                   (32,898)              (313,111)
                                                            ------------           ------------
  Balance at end of period                                      (341,265)              (308,367)
                                                            ------------           ------------
Retained (deficits)
  Balance at beginning of year                                (1,131,672)               181,118
  Net income (loss)                                              262,835             (1,312,790)
                                                            ------------           ------------
  Balance at end of period                                      (868,837)            (1,131,672)
                                                            ------------           ------------

Total stockholders' equity at end of period                 $  5,528,210           $  5,298,273
                                                            ============           ============

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - ORGANIZATION

     Nano Superlattice Technology, Inc., Formerly Wigwam Development, Inc., was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc. - BVI was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc. - Taiwan was incorporated under the laws of Republic of China on September 6, 1994. Nano Superlattice Technology, Inc. owns 100% of the capital stock of Nano Superlattice Technology, Inc. - BVI, and Nano Superlattice Technology, Inc. - BVI owns 98.1% of the capital stock of Nano Superlattice Technology, Inc. - Taiwan. Collectively these three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," means Nano Superlattice Technology, Inc. and its subsidiaries.

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

     On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Information
     The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

     Basis of Consolidation
     The consolidated financial statements for. include the accounts of Nano Superlattice Technology, Inc. and its wholly owned subsidiaries, Superlattice Technology, Inc. - BVI, which owns 98.1% of the capital stock of Nano Superlattice Technology, Inc. - Taiwan. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Financial Statement Presentation
     Certain changes to the 2004 financial statements have been made to conform to the 2005 financial statement format.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

               Furniture and Fixtures                5 years
               Equipment                             5-20 years
               Computer Hardware and Software        2-5 years

     Exchange Gain (Loss)
     As of March 31, 2005, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     Translation Adjustment
     As of March 31, 2005, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of March 31, 2005, the exchange rates between NTD and the USD was NTD$1=USD$0.03149. The weighted-average rate of exchange between NTD and
     USD as of March 31, 2005 was NTD$1=USD$0.03178. Total translation adjustment recognized as of March 31, 2005 is ($341,265).

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

     Inventory
     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2005, inventory consisted only of finished goods.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest level (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net asset at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures would be made.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

NOTE E -CASH

     The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
     (CDIC). As of March 31, 2005 there were no uninsured portions of the balances held at the bank.

NOTE F - FIXED ASSETS

     Fixed assets consist of the following:

                                          March 31, 2005       December 31, 2004
                                          --------------       -----------------
         Machinery and equipment           $ 7,015,049           $ 6,381,286
         Furniture and fixtures                226,539               226,539
                                           -----------           -----------

                                             7,241,588             6,607,825

         Accumulated depreciation             (973,970)             (793,898)
                                           -----------           -----------

                                           $ 6,267,618           $ 5,813,927
                                           ===========           ===========

NOTE G - COMMITTMENTS

     The Company leases two office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $21,865 as of March 31, 2005. The Company has future minimum lease obligations as follows:

         2005                    $49,902
         ----                    -------
         Total                   $49,902
                                 =======

NOTE H - COMPENSATED ABSENSES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2005 vacation liability exists in the amount of $4,254.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE J - INCOME TAXES

     Total Federal and State income tax expense for the three months ended March 31, 2005 amounted to $128,593.

     The following is a reconciliation of income tax expense:

     March 31, 2005                   U.S.       International       Total
                                   --------      -------------     --------
     Current                       $      0        $128,593        $128,593
     Deferred                             0               0               0
                                   --------        --------        --------
          Total                    $      0        $128,593        $128,593
                                   ========        ========        ========

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

     Federal statutory tax rate          34%
     International tax rate              33%
                                     ------

NOTE K - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of March 31, 2005, the Company has a non interest-bearing loan from Huan Tzu Hsai, a member of the board, in the amount of $215,253.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE L - DEBT

     At March 31, 2005, the Company had notes payable outstanding in the aggregate amount of $1,946,635. Payable as follows:


     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 6.10% per  annum,
     due by August 31, 2005                                   $ 62,201

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 3.827% per annum,
     due by September 16, 2005                                 157,450

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 7.62% per  annum,
     due by November 4, 2005                                    20,909

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest at 5% per annum,  due
     by April 30, 2007                                         232,102

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 6.157% per annum,
     due by July 21, 2007                                      367,383

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 6.42% per  annum,
     due by November 10, 2008                                  168,218

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 7.12% per  annum,
     due by November 10, 2008                                   72,397

     Unsecured  notes  payable  to a bank in
     Taiwan,  Interest  at 3.44% per  annum,
     due by January 17, 2012                                   865,975
                                                            ----------

     Total                                                   1,946,635

     Current portion                                        $  566,142
                                                            ----------

     Long term portion                                      $1,380,493
                                                            ==========

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

GENERAL

The Company, through Nano Superlattice Technology, Inc. - Taiwan is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, smarter, cheaper, cleaner and more precisely than they would otherwise be.

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

RESULTS OF OPERATIONS

The following table presents the statement of operations for three months ended March 31, 2005 as compared to the comparable period of the three months ended March 31, 2004 and the pro forma results of operation for the three months ended March 31, 2004. The discussion following the table compares the results of the quarter ended March 31, 2005 with the pro-forma results of the quarter ended March 31, 2004.

                                                    Three Months Ended            Pro forma
                                              --------------------------      ------------------
                                                                              Three months ended
                                              March 31,        March 31,          March 31,
                                                2005             2004               2004
                                             -----------      -----------        -----------
Sales, net                                   $   992,645      $         0        $ 2,214,438

Cost of sales                                    747,839                0          1,930,996
                                             -----------      -----------        -----------

      Gross profit                               244,806                0            283,442

General and administrative expenses              400,456            1,422            138,137
                                             -----------      -----------        -----------

      Income (loss) from operations             (155,650)          (1,422)           145,305
                                             -----------      -----------        -----------
Other (Income) Expense
  Interest income                                   (102)               0               (326)
  Other (income) expense, net                   (565,858)               0                  0
  Interest expense                                18,882                0                  0
                                             -----------      -----------        -----------

       Total Other (Income) Expense             (547,078)               0               (326)
                                             -----------      -----------        -----------

Income (loss) before income taxes                391,428           (1,422)           145,631

Provision for income taxes                       128,593                0                  0
                                             -----------      -----------        -----------

      Net income (loss)                      $   262,835      $    (1,422)       $   145,631
                                             ===========      ===========        ===========

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

NET SALES. Net sales for the three months ended March 31, 2005 were $992,645 compared to $2,214,438 for the three months ended March 31, 2004. The decrease in net sales was due to a decrease in business with existing customers and new products not yet entering the market.

COST OF SALES. Cost of sales for the three months ended March 31, 2005 was $747,839, or 75.3% of net sales, as compared to $1,930,996 or 87.2% of net sales, for the three months ended March 31, 2004. The decrease in cost of sales as compared to net sales was due to the decrease in net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2005 were $400,456 or 40.3% of net sales, as compared to $138,137 or 6.2% of net sales, for the three months ended March 31,

2004. The increase in general and administrative expenses was due to an increase in the valuation of bad debt expense and an increase in amortization expenses. The increase in general and administrative expenses as compared to net sales was due to the increase in the valuation of bad debt expense and the increase in amortization expenses.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended March 31, 2005 was ($155,650) as compared to $145,305 for the three months ended March 31, 2004. This change was the result of decreased sales and increased general and administrative expenses during the three months ended March 31, 2005.

OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended March 31, 2005 was ($547,078) as compared to ($326) for the three months ended March 31, 2004. This change is primarily due to the increase in the collection of bad debts.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2005 of $262,835 as compared to income of $145,631 for the three months ended March 31, 2004 primarily for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $461,713 at March 31, 2005 and $991,109 at December 31, 2004. Our total current assets were $2,764,971 at March 31, 2005 as compared to $2,766,592 at December 31, 2004. Our total current liabilities were $1,908,082 at March 31, 2005 as compared to $2,309,803 at December 31, 2004. We had working capital at March 31, 2005 of $856,889 compared with working capital of $456,789 at December 31, 2004. This increase in working capital was to due to the increase in receivables. During the three months ended March 31, 2005, net cash used in operations was ($134,071). Net cash provided by financing activities was $238,438, which consisted of proceeds from the loan and debts during the three months ended March 31, 2005. Net change in cash and cash equivalents was ($529,396) for the first quarter of 2005.

Capital expenditures. Total capital expenditures during the three months ended March 31, 2005 was $633,763.

The Company believes that its short-term financial needs will be met by existing working capital for at least the next twelve months, after which time we will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

CURRENCY EXCHANGE FLUCTUATIONS

As of March 31, 2005, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of March 31, 2005, the exchange rates between NTD and the USD was NTD$1=USD$0.03149. The weighted-average rate of exchange between NTD and USD as of March 31, 2005 was NTD$1=USD$0.03178. Total translation adjustment recognized as of March 31, 2005 is ($341,265).

ITEM 3. CONTROLS AND PROCEDURES

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
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

                                          NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: May 20, 2005                       By: /s/ Alice Tzu-Shia Hwang
                                             -----------------------------------
                                             Alice Tzu-Shia Hwang
                                             President and Chairman of the Board
                                             (Principal Executive Officer)


Dated: May 20, 2005                       By: /s/ Chien-Fang Wang
                                             -----------------------------------
                                             Chien-Fang Wang
                                             Vice President
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
------                                  -----------
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