Form 10QSB
period 2005-06-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2005-08-22
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to __________________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, as of the close of business on August 22, 2005 was 32,343,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)


                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION...............................................  1

     Item 1. Consolidated Financial Statements...............................  1

             Consolidated Balance Sheets.....................................  1

             Consolidated Statements of Income (Unaudited)...................  2

             Consolidated Statements of Cash Flows (Unaudited)...............  3

             Consolidated Statements of Changes in Stockholders' Equity......  4

             Nano Superlattice Technology, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
             June 30, 2005 and 2004..........................................  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 13

     Item 3. Controls and Procedures......................................... 18

PART II - OTHER INFORMATION.................................................. 19

     Item 1. Legal Proceedings............................................... 19

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 19

     Item 3. Defaults Upon Senior Securities................................. 19

     Item 4. Submission of Matters to a Vote of Security Holders............. 19

     Item 5. Other Information............................................... 19

     Item 6. Exhibits........................................................ 19

             Signatures...................................................... 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 2005       December 31, 2004
                                                                    (Unaudited)
                                                                   -------------       -----------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                         $   513,279           $   991,109
  Accounts receivable, net                                            1,139,999               994,458
  Inventory                                                             889,981               647,510
  Other receivable                                                        9,149               133,515
  Prepaid expense                                                           677                     0
                                                                    -----------           -----------
      Total Current Assets                                            2,553,085             2,766,592
                                                                    -----------           -----------
Fixed Assets, net                                                     6,160,193             5,813,927
                                                                    -----------           -----------
      Total Fixed Assets                                              6,160,193             5,813,927
                                                                    -----------           -----------
Other Assets
  Deposits                                                              139,018                16,556
  Other current assets                                                   82,744                32,412
                                                                    -----------           -----------
      Total Other Assets                                                221,762                48,968
                                                                    -----------           -----------
      Total Assets                                                  $ 8,935,040           $ 8,629,487
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                             $ 1,061,230           $   892,615
  Income tax payable                                                     90,543                83,000
  Due to related party                                                        0               251,371
  Current portion, debt                                                 735,707             1,082,817
                                                                    -----------           -----------
      Total Current Liabilities                                       1,887,480             2,309,803

Long-term debt, net of current portion                                1,312,595               589,262
                                                                    -----------           -----------
      Total Liabilities                                               3,200,075             2,899,065
                                                                    -----------           -----------
      Minority Interest                                                 432,463               432,149
                                                                    -----------           -----------
Stockholders' Equity
  Common stock, $.0001 par value, 80,000,000
   shares authorized, 32,342,000
   issued and outstanding                                                 3,234                 3,234
  Additional paid in capital                                          6,735,078             6,735,078
  Cumulative foreign-exchange translation adjustment                   (313,401)             (308,367)
  Retained earnings (deficit)                                        (1,122,409)           (1,131,672)
                                                                    -----------           -----------
     Total Stockholders' Equity                                       5,302,502             5,298,273
                                                                    -----------           -----------
     Total Liabilities and Stockholders' Equity                     $ 8,935,040           $ 8,629,487
                                                                    ===========           ===========

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                     ----------------------------      -----------------------------
                                                       June 30,         June 30,         June 30,          June 30,
                                                        2005             2004             2005              2004
                                                     -----------      -----------      -----------       -----------
Sales, net                                           $   938,250      $   645,571      $ 1,930,895       $   645,571

Cost of sales                                            885,039          278,994        1,632,878           278,994
                                                     -----------      -----------      -----------       -----------
      Gross profit                                        53,211          366,577          298,017           366,577

General and administrative expenses                      330,843           46,767          731,299            46,767
                                                     -----------      -----------      -----------       -----------
      Income (loss) from operations                     (277,632)         319,810         (433,282)          319,810
                                                     -----------      -----------      -----------       -----------
Other (Income) Expense
  Interest income                                           (553)             (23)            (655)              (23)
  Collection of bad debts                                 (1,378)               0         (548,796)                0
  (Gain) loss of currency exchange                           (63)               0          (25,010)                0
  Interest expense                                        21,832              277           40,714               277
  Other expense                                           81,929                0           83,345                 0
  Minority interest                                       (5,405)          25,360              314            25,360
                                                     -----------      -----------      -----------       -----------
      Total Other (Income) Expense                        96,362           25,614         (450,088)           25,614
                                                     -----------      -----------      -----------       -----------
Income (loss) before income taxes                       (373,994)         294,196           16,806           294,196

Provision for income taxes                              (121,050)          83,000            7,543            83,000
                                                     -----------      -----------      -----------       -----------
Net Income (loss)                                    $  (252,944)     $   211,196      $     9,263       $   211,196
                                                     ===========      ===========      ===========       ===========
Net earnings (loss) per share (basic and diluted)
  Basic                                              $     (0.01)     $      0.02      $      0.00       $      0.02

  Diluted                                            $     (0.01)     $      0.02      $      0.00       $      0.02

Weighted average number of shares
  Basic                                               32,342,000       14,016,995       32,342,000        14,016,995

  Diluted                                             32,342,000       14,016,995       32,342,000        14,016,995

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                         -----------------------------------
                                                         June 30, 2005         June 30, 2004
                                                         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                       $     9,263           $   211,196
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                            378,448                69,884
     Bad debt                                                  35,768                     0
     Minority interest                                            314                25,360
     Translation adjustment                                   (33,663)                7,589
     Decrease (Increase) in accounts receivables             (145,541)             (106,169)
     Decrease (Increase) in inventory                        (242,471)             (685,163)
     Decrease (Increase) in other receivable                  124,366                     0
     Decrease (Increase) in prepaid expenses                     (677)                    0
     Decrease (Increase) in deposit                          (122,462)             (510,556)
     Decrease (Increase) in other current assets              (50,332)               29,577
     (Decrease) Increase in accounts payable
      and accrued expenses                                    168,615               503,602
     (Decrease) Increase in income tax payable                  7,543                     0
                                                          -----------           -----------
       Total Adjustments                                      112,365              (665,876)
                                                          -----------           -----------
       Net cash provided by (used in) operations              121,628              (454,680)
                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                   (724,311)               (8,403)
                                                          -----------           -----------
       Net cash (used in) investing activities               (724,311)               (8,403)
                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received in acquisition of subsidiary                        0               785,821
  Loan from related party                                           0               157,251
  Payment of loan to related party                           (251,371)                    0
  Proceeds from issuance of debt                            1,430,619               100,000
  Payment of Debt                                          (1,054,396)                    0
  Additional paid in capital                                        0                     0
                                                          -----------           -----------
       Net cash provided by financing activities              124,852             1,043,072
                                                          -----------           -----------
Net change in cash and cash equivalents                      (477,831)              579,989
                                                          -----------           -----------
Cash and cash equivalents at beginning of year                991,109                   454
                                                          -----------           -----------
Cash and cash equivalents at end of year                  $   513,278           $   580,443
                                                          ===========           ===========
Supplemental cash flows disclosures:
  Income tax payments                                     $         0           $    20,463
                                                          -----------           -----------
  Interest payments                                       $    40,714           $    18,216
                                                          -----------           -----------
  Issuance of stock for purchase of subsidiary            $         0           $ 2,504,000
                                                          -----------           -----------

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           June 30, 2005         December 31, 2004
                                                           -------------         -----------------
                                                             (Unaudited)
Common stock
  Balance at beginning of period                              32,342,000             27,370,000
  Issuance of stock                                                    0              4,972,000
                                                            ------------           ------------
  Balance at end of period                                    32,342,000             32,342,000
                                                            ------------           ------------
Common stock, par value $.0001
  Balance at beginning of period                            $      3,234           $      2,737
  Issuance of stock                                                    0                    497
                                                            ------------           ------------
  Balance at end of period                                         3,234                  3,234
                                                            ------------           ------------
Additional paid in capital
  Balance at beginning of period                               6,735,078              4,778,732
  Issuance of stock                                                    0              1,956,346
                                                            ------------           ------------
  Balance at end of period                                     6,735,078              6,735,078
                                                            ------------           ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of period                                (308,367)                 4,744
  Foreign currency translation                                    (5,034)              (313,111)
                                                            ------------           ------------
  Balance at end of period                                      (313,401)              (308,367)
                                                            ------------           ------------
Retained (deficits)
  Balance at beginning of period                              (1,131,672)               181,118
  Net income (loss)                                                9,263             (1,312,790)
                                                            ------------           ------------
  Balance at end of period                                    (1,122,409)            (1,131,672)
                                                            ------------           ------------

Total stockholders' equity at end of period                 $  5,302,502           $  5,298,273
                                                            ============           ============

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

     Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. - BVI, pursuant to an Exchange Agreement dated as of May 26, 2004 by and among Nano Superlattice Technology, Inc. - BVI and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc. - BVI shares, Nano Superlattice Technology, Inc issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. - BVI, representing 91.6% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. - a Taiwanese developer and producer of nano-scale coating technology to be applied to various mechanical tools metal surfaces for sale to manufacturers specifically in the computer, mechanical and molding industries.

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

     On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL INFORMATION
     The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

     BASIS OF CONSOLIDATION
     The consolidated financial statements for June 30, 2005 and 2004 include the accounts of Nano Superlattice Technology, Inc. and its wholly owned subsidiaries, Superlattice Technology, Inc. - BVI, which owns 98.1% of the capital stock of Nano Superlattice Technology, Inc. - Taiwan. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

               Furniture and Fixtures                5 years
               Equipment                             5 -20 years
               Computer Hardware and Software        2- 5 years

     EXCHANGE GAIN (LOSS)
     As of June 30, 2005 and 2004, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     TRANSLATION ADJUSTMENT
     As of June 30, 2005 and 2004, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of
     Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of June 30, 2005 and 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.03182 and NTD$1=USD$0.02967, respectively. The weighted-average rate of exchange between NTD and USD as of June 30, 2005 and 2004 was NTD$1=USD$0.03186 and NTD$1=USD$0.02962. Total translation adjustment recognized as of June 30, 2005 and 2004 was ($313,401) and $4,744, respectively.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

     INVENTORY
     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of June 30, 2005, inventory consisted only of finished goods.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE D - STOCK PURCHASE BUSINESS COMBINATION

     On June 2, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. - Taiwan, a developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers specifically in the computer, mechanical and molding industries, by acquiring approximately ninety-two percent (92%) of the outstanding capital stock of Nano Superlattice Technology, Inc. - Taiwan in exchange for $4,656,357. The acquisition was accounted for using the purchase method of accounting and, accordingly, Nano Superlattice Technology, Inc. - Taiwan's results of operations have been included in the consolidated financial statements since the date of acquisition.

NOTE E -CASH

     The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
     (CDIC). As of June 30, 2005 there were no uninsured portions of the balances held at the bank.

NOTE F - FIXED ASSETS

     Fixed assets consist of the following:

                                        June 30, 2005       December 31, 2004
                                        -------------       -----------------
     Machinery and equipment             $ 7,087,977           $ 6,381,286
     Furniture and fixtures                  244,159               226,539
                                         -----------           -----------
                                           7,332,136             6,607,825

     Accumulated depreciation             (1,171,943)             (793,898)
                                         -----------           -----------

                                         $ 6,160,193           $ 5,813,927
                                         ===========           ===========

NOTE G - COMMITMENTS

     The Company leases two office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $33,772 for the six months ended June 30 , 2005. The Company has future minimum lease obligations as follows:

                      2005               $35,556
                      ----               -------
                      Total              $35,556
                                         =======

NOTE H - COMPENSATED ABSENCES

         Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten
         (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2005 and 2004 vacation liability exists in the amount of $4,299 and $1,385, respectively.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE I - INCOME TAXES

     Total Federal and State income tax expense for the six months ended June 30, 2005 amounted to $7,543.

     The following is a reconciliation of income tax expense:

     June 30, 2005                   U.S.       International         Total
                                    ------      -------------         -----

     Current                        $    0         $7,543            $7,543
     Deferred                            0              0                 0
                                    ------         ------            ------
          Total                     $    0         $7,543            $7,543
                                    ======         ======            ======

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

     Federal statutory tax rate        34%
     International tax rate            33%

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND DECEMBER 31, 2004


NOTE L - DEBT

At June 30, 2005 and December 31, 2004, the Company had notes payable outstanding in the aggregate amount of $2,048,302 and $1,672,079, respectively. Payable as follows:

                                          June 30, 2005                                               December 31, 2004
                                          -------------                                               -----------------
Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 6.10% per annum,                          Taiwan, Interest at 6.10% per annum,
due by August 31, 2005                         61,786         due by January 10, 2005                        76,493

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 3.767% per annum,                         Taiwan, Interest at 5.3% per annum, due
due by September 16, 2005                     312,800         by January 19, 2005                           506,000

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 6.8% per annum, due                       Taiwan, Interest at 3.76% per annum,
by October 11, 2005                            45,000         due by March 31, 2005                         156,400

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 7.53% per annum,                          Taiwan, Interest at 7.53% per annum,
due by November 4, 2005                        12,981         due by November 4, 2005                        28,559

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 5% per annum, due                         Taiwan, Interest at 7.47% per annum,
by April 30, 2007                             205,206         due by November 4, 2005                       404,034

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 6.135% per annum,                         Taiwan, Interest at 5% per annum, due
due by July 21, 2007                          325,833         by April 30, 2007                             247,278

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 7% per annum, due                         Taiwan, Interest at 6.3% per annum, due
by November 10, 2008                           67,585         by November 10, 2008                          177,139

Unsecured notes payable to a bank in                          Unsecured notes payable to a bank in
Taiwan, Interest at 6.3% per annum, due                       Taiwan, Interest at 7% per annum, due
by November 10, 2008                          156,911         by November 11, 2008                           76,176

Unsecured notes payable to a bank in
Taiwan, Interest at 3.44% per annum,
due by January 17, 2012                       860,200
                                           ----------                                                    ----------
Total                                       2,048,302         Total                                       1,672,079
                                           ----------                                                    ----------

Current portion                               735,707         Current portion                             1,082,817
                                           ----------                                                    ----------
Long term portion                           1,312,595         Long term portion                             589,262
                                           ----------                                                    ----------

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

GENERAL

The Company, through Nano Superlattice Technology, Inc. - Taiwan is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, cheaper, cleaner and more precisely than they would otherwise be.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10Q.

The following table presents the pro forma results of operations of Nano Superlattice Technology, Inc. for the three and six months ended June 30, 2004, and the consolidated results of Nano Superlattice Technology, Inc. for the three and six months ended June 30, 2005 and 2004. The discussion following the table is based on the pro forma results of operations of Nano Superlattice Technology, Inc. for the three and six months ended June 30, 2004 and the consolidated results of Nano Superlattice Technology, Inc. for the three and six months ended June 30, 2005.

                                                        Three Months Ended                  Pro forma
                                                ---------------------------------       ------------------
                                                  June 30,              June 30,        Three months ended
                                                    2005                  2004             June 30, 2004
                                                -----------           -----------          -------------
Sales, net                                      $   938,250           $   645,571           $ 1,540,793

Cost of sales                                       885,039               278,994               800,630
                                                -----------           -----------           -----------
     Gross profit                                    53,211               366,577               740,163

General and administrative expenses                 330,843                46,767               206,932
                                                -----------           -----------           -----------
     Income (loss) from operations                 (277,632)              319,810               533,231
                                                -----------           -----------           -----------
Other (Income) Expense
  Interest income                                      (553)                  (23)                  (23)
  Collection of bad debts                            (1,378)                    0                     0
  (Gain) loss of currency exchange                      (63)                    0                     0
  Interest expense                                   21,832                   277                   557
  Other expense                                      81,929                     0                     0
  Minority interest                                  (5,405)               25,360                25,360
                                                -----------           -----------           -----------
     Total Other (Income) Expense                    96,362                25,614                25,894
                                                -----------           -----------           -----------
     Income (loss) before income taxes             (373,994)              294,196               507,337

Provision for income taxes                         (121,050)               83,000                83,000
                                                -----------           -----------           -----------
     Net income (loss)                          $  (252,944)          $   211,196           $   424,337
                                                ===========           ===========           ===========

                                                         Six Months Ended                    Pro forma
                                                ---------------------------------         ----------------
                                                  June 30,              June 30,          Six months ended
                                                    2005                  2004             June 30, 2004
                                                -----------           -----------          -------------
Sales, net                                      $ 1,930,895           $   645,571           $ 3,755,231

Cost of sales                                     1,632,878               278,994             2,731,626
                                                -----------           -----------           -----------
     Gross profit                                   298,017               366,577             1,023,605

General and administrative expenses                 731,299                46,767               343,647
                                                -----------           -----------           -----------
     Income (loss) from operations                 (433,282)              319,810               679,958
                                                -----------           -----------           -----------

Other (Income) Expense
  Interest income                                       (55)                  (23)                 (348)
  Collection of bad debts                          (548,796)                    0                     0
  (Gain) loss of currency exchange                  (25,010)                    0                     0
  Interest expense                                   40,714                   277                   557
  Other expense                                      83,345                     0                     0
  Minority interest                                     314                25,360                25,360
                                                -----------           -----------           -----------
     Total Other (Income) Expense                  (450,088)               25,614                25,569
                                                -----------           -----------           -----------
     Income (loss) before income taxes               16,806               294,196               654,389

Provision for income taxes                            7,543                83,000                83,000
                                                -----------           -----------           -----------
     Net income (loss)                          $     9,263           $   211,196           $   571,389
                                                ===========           ===========           ===========

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES. Net sales for the three months ended June 30, 2005 were $938,250 compared to $1,540,793 for the three months ended June 30, 2004. The decrease in net sales was due to a decrease in business with existing customers. In addition, our new products are in the early stages of selling, the sales volume is generally low during the three months ended June 30, 2005.

COST OF SALES. Cost of sales for the three months ended June 30, 2005 was $885,039, or 94.3% of net sales, as compared to $800,630 or 52% of net sales, for the three months ended June 30, 2004. The decrease in cost of sales is associated with the decrease in sales. The increase in the cost of sales as a percentage of revenue is due to the lower gross margin of the products we sold this year, as compared to the gross margin on our products sold during the three months ended June 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2005 were $330,843 or 35.2% of net sales, as compared to $206,932 or 1.3% of net sales, for the three months ended June 30, 2004. The increase in general and administrative expenses was due to an increase in the valuation of bad debt expense and an increase in depreciation and amortization expenses. The increase in general and administrative expenses as compared to net sales was due to the increase in the valuation of bad debt expense and the increase in depreciation and amortization expenses. .

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended June 30, 2005 was ($277,632) as compared to $533,231 for the three months ended June 30, 2004. This change was the result of the lower gross margins and increased general and administrative expenses during the three months ended June 30, 2005. .

OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended June 30, 2005 was $96,362 as compared to $25,894 for the three months ended June 30, 2004. This change is primarily due to the increase in interest expenses and other expenses.

NET INCOME (LOSS). Net income (loss) for the three months ended June 30, 2005 of $(252,944) as compared to income of $424,337 for the three months ended June 30, 2004 primarily for the reasons described above.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES. Net sales for the Company for the six months ended June 30, 2005 were $1,930,895 compared to $3,755,231 for the six months ended June 30, 2004.The decrease in sales for the six months ended June 30, 2005 was due to a decrease in business with existing customers and new products being in the early stages of selling, resulting in low sales volume.

COST OF SALES. Cost of sales for the six months ended June 30, 2005 was $1,632,878 or 84.5% of net sales, as compared to $2,731,626, or 72.7% of net sales, during the six months ended June 30, 2004. The decrease in cost of sales is associated with the decrease in sales. The increase in the cost of sales as a percentage of revenue is due to the lower gross margin of the products we sold this year, as compared to the gross margin on our products sold during the six months ended June 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $731,299 or 37.8% of net sales, for the six months ended June 30, 2005, as compared to $343,647, or 9.1% of net sales, for the six months ended June 30, 2004. The decrease in general and administrative expenses was due to an increase in the valuation of bad debt expense and an increase in depreciation and amortization expenses. The increase in general and administrative expenses as compared to net sales was due to the increase in the valuation of bad debt expense and the increase in depreciation and amortization expenses.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the six months ended June 30, 2005 was ($433,282) compared to income (loss) from operations for the six months ended June 30, 2004 of $679,958. The decrease in income (loss) from operations was due to the lower gross margins and increased general administrative expenses during the six months ended June 30, 2005.

OTHER (INCOME) EXPENSE. Total other (income) expense was ($450,088) for the six months ended June 30, 2005, as compared to $25,569 for the six months ended June 30, 2004. The increase was due to the collection of bad debts.

NET INCOME (LOSS). Net income (loss) for the six months ended June 30, 2005 was $9,263 compared to net income of $571,389 for the six months ended June 30, 2004. The decrease in income (loss) was due to the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $513,279 at June 30, 2005 and $991,109 at December 31, 2004. Our total current assets were $2,553,085 at June 30, 2005 as compared to $2,766,592 at December 31, 2004. Our total current liabilities were $1,887,480 at June 30, 2005 as compared to $2,309,803 at December 31, 2004. We had working capital at June 30, 2005 of $665,605 compared with working capital of $456,789 at December 31, 2004. This increase in working capital was to due to the increase in receivables and decrease in current portion, debt. During the six months ended June 30, 2005, net cash provided by operations was $121,628. Net cash provided by financing activities was $124,852, which consisted of proceeds from the loan and debts during the six months ended June 30, 2005. Net change in cash and cash equivalents was ($477,831) for the six months ended June 30, 2005.

Capital expenditures. Total capital expenditures during the six months ended June 30, 2005 was $724,311.

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

CURRENCY EXCHANGE FLUCTUATIONS

As of June 30, 2005, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of June 30, 2005 and 2004, the exchange rates between NTD and the USD was NTD $1 = USD $0.03182 and NTD $1 = USD $0.02967, respectively. The weighted-average rate of exchange between NTD and USD as of June 30, 2005 and 2004 was NTD $1 = USD $0.03186 and NTD $1 = USD $0.02962. Total translation adjustment recognized as of June 30, 2005 and 2004 was $(313,401) and $4,744, respectively.

ITEM 3.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective.

During the quarter ended June 30, 2005, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(aA) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(aA) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: August 22, 2005                    By: /s/ Alice Tzu-Shia Hwang
                                             --------------------------------
                                             Alice Tzu-Shia Hwang
                                             President and Chairman of the Board
                                             (Principal Executive Officer)


Dated: August 22, 2005                    By: /s/ Chien-Fang Wang
                                             --------------------------------
                                             Chien-Fang Wang
                                             Vice President
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(aA) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(aA) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).