Form 10QSB
period 2005-09-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2005-11-21
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, as of the close of business on November 18, 2005 was 32,343,000.

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

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 15

     Item 3. Controls and Procedures........................................ 19

PART II - OTHER INFORMATION................................................. 19

     Item 1. Legal Proceedings.............................................. 20

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 20

     Item 3. Defaults Upon Senior Securities................................ 20

     Item 4. Submission of Matters to a Vote of Security Holders............ 20

     Item 5. Other Information.............................................. 20

     Item 6. Exhibits....................................................... 20

             Signatures..................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                 September 30, 2005    December 31, 2004
                                                                 ------------------    -----------------
                                     ASSETS
Current Assets                                                      (Unaudited)
  Cash and cash equivalents                                         $ 1,502,867           $   991,109
  Investment                                                             30,120                     0
  Accounts receivable, net                                              836,358               994,458
  Inventory                                                             998,575               647,510
  Other receivable                                                        8,660               133,515
  Prepaid expense                                                       106,326                     0
                                                                    -----------           -----------
      Total Current Assets                                            3,482,906             2,766,592
                                                                    -----------           -----------
Fixed Assets, net                                                     5,651,678             5,813,927
                                                                    -----------           -----------
      Total Fixed Assets                                              5,651,678             5,813,927
                                                                    -----------           -----------
Other Assets
  Deposits                                                              139,208                16,556
  Other current assets                                                  146,124                32,412
                                                                    -----------           -----------
      Total Other Assets                                                285,332                48,968
                                                                    -----------           -----------
Total Assets                                                        $ 9,419,916           $ 8,629,487
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                             $   333,601           $   892,615
  Income tax payable                                                    164,258                83,000
  Due to related party                                                      500               251,371
  Current portion, debt                                               2,084,090             1,082,817
                                                                    -----------           -----------
      Total Current Liabilities                                       2,582,449             2,309,803

Long-term debt, net of current portion                                1,199,634               589,262
                                                                    -----------           -----------

      Total Liabilities                                               3,782,083             2,899,065
                                                                    -----------           -----------

Minority interest                                                       429,433               432,149
                                                                    -----------           -----------
Stockholders' Equity
  Common stock, $.0001 par value, 80,000,000 shares
   authorized, 32,342,000 issued and outstanding                          3,234                 3,234
  Additional paid in capital                                          6,735,078             6,735,078
  Cumulative foreign-exchange translation adjustment                   (214,532)             (308,367)
  Retained earnings (deficit)                                        (1,315,380)           (1,131,672)
                                                                    -----------           -----------
      Total Stockholders' Equity                                      5,208,400             5,298,273
                                                                    -----------           -----------

Total Liabilities and Stockholders' Equity                          $ 9,419,916           $ 8,629,487
                                                                    ===========           ===========

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                   Nine Months Ended
                                       --------------------------------     --------------------------------
                                       September 30,      September 30,     September 30,      September 30,
                                          2005               2004              2005               2004
                                       -----------        -----------       -----------        -----------
Sales, net                             $ 1,752,313        $ 1,483,228       $ 3,683,208        $ 2,128,799

Cost of sales                            1,071,013          1,258,732         2,703,891          1,537,726
                                       -----------        -----------       -----------        -----------
      Gross profit                         681,300            224,496           979,317            591,073

General and administrative expenses        417,176            450,425         1,148,475            497,192
                                       -----------        -----------       -----------        -----------

Income (loss) from operations              264,124           (225,929)         (169,158)            93,881
                                       -----------        -----------       -----------        -----------
Other (Income) Expense
  Interest income                              (72)                 0              (727)               (23)
  Collection of bad debts                    4,651                  0          (544,145)                 0
  (Gain) loss of currency exchange            (280)                 0           (25,290)                 0
  Interest expense                          29,623             15,097            70,337             15,374
  Loss on sale of fixed assets             435,860                  0           435,860                  0
  Other expense                             (2,114)                 0            81,231                  0
  Minority interest                         (3,030)           (19,652)           (2,716)             5,708
                                       -----------        -----------       -----------        -----------
      Total Other (Income) Expense         464,638             (4,555)           14,550             21,059
                                       -----------        -----------       -----------        -----------
Income (loss) before income taxes         (200,514)          (221,374)         (183,708)            72,822

Provision for income taxes                  (7,543)             7,807                 0             90,807
                                       -----------        -----------       -----------        -----------

Net income (loss)                      $  (192,971)       $  (229,181)      $  (183,708)       $   (17,985)
                                       ===========        ===========       ===========        ===========
Net earnings ( loss) per share
(basic and diluted)
   Basic                               $     (0.01)       $     (0.01)      $     (0.01)       $     (0.00)
   Diluted                             $     (0.01)       $     (0.01)      $     (0.01)       $     (0.00)

Weighted average number of
shares outstanding
   Basic                                32,342,000         27,370,000        32,342,000         18,467,997
   Diluted                              32,342,000         27,370,000        32,342,000         18,467,997

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                     -----------------------------------
                                                                     September 30,         September 30,
                                                                        2005                  2004
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                  $  (183,708)          $   (17,985)
  Adjustments  to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                       572,682               252,507
     Bad debt                                                             56,070                     0
     Loss on sale of fixed assets                                        435,860                     0
     Minority interest                                                    (2,716)                5,708
     Translation adjustment                                              (85,162)             (120,663)
     Decrease (Increase) in accounts receivables                         158,100              (791,061)
     Decrease (Increase) in inventory                                   (351,065)             (304,854)
     Decrease (Increase) in other receivable                             124,855               133,515
     Decrease (Increase) in prepaid expenses                            (106,326)               (8,101)
     Decrease (Increase) in deposit                                     (122,652)              (16,556)
     Decrease (Increase) in other current assets                        (113,712)             (104,909)
     (Decrease) Increase in accounts payable and accrued expenses       (559,014)              749,674
     (Decrease) Increase in income tax payable                            81,258                     0
                                                                     -----------           -----------
     Total Adjustments                                                     6,921              (204,740)
                                                                     -----------           -----------
     Net cash provided by (used in) operations                          (176,787)             (222,725)
                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                                     933,720                     0
  Purchase of investment                                                 (30,120)                    0
  Purchase of fixed assets                                            (1,603,635)           (1,981,024)
                                                                     -----------           -----------
  Net cash (used in) investing activities                               (700,035)           (1,981,024)
                                                                     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received in acquisition of subsidiary                                   0               785,821
  Loan from related party                                                    500               957,564
  Issuance of note for capitalized leases                              1,042,032                     0
  Payments on capitalized leases                                         (28,945)                    0
  Payment of loan to related party                                      (251,371)                    0
  Proceeds from issuance of debt                                       1,834,456             1,166,345
  Payment of debt                                                     (1,208,090)              (72,889)
                                                                     -----------           -----------

  Net cash provided by financing activities                            1,388,581             2,836,841
                                                                     -----------           -----------

  Net change in cash and cash equivalents                                511,758               633,092
                                                                     -----------           -----------

  Cash and cash equivalents at beginning of period                       991,109                   454
                                                                     -----------           -----------

  Cash and cash equivalents at end of period                         $ 1,502,867           $   633,546
                                                                     ===========           ===========
Supplemental cash flows disclosures:
  Income tax payments                                                $         0           $         0
                                                                     -----------           -----------
  Interest payments                                                  $    64,942           $    15,374
                                                                     -----------           -----------
  Issuance of stock for purchase of subsidiary                       $         0           $ 2,504,000
                                                                     -----------           -----------

   Please see the notes to these condensed consolidated financial statements.

              NANO SUPPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         September 30, 2005     December 31, 2004
                                                         ------------------     -----------------
                                                             (Unaudited)
Common stock
  Balance at beginning of period                              32,342,000             27,370,000
  Issuance of stock                                                    0              4,972,000
                                                            ------------           ------------
  Balance at end of period                                    32,342,000             32,342,000
                                                            ------------           ------------
Common stock, par value $.0001
  Balance at beginning of period                            $      3,234           $      2,737
  Issuance of stock                                                    0                    497
                                                            ------------           ------------
  Balance at end of period                                         3,234                  3,234
                                                            ------------           ------------
Additional paid in capital
  Balance at beginning of period                               6,735,078              4,778,732
  Issuance of stock                                                    0              1,956,346
                                                            ------------           ------------
  Balance at end of period                                     6,735,078              6,735,078
                                                            ------------           ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of period                                (308,367)                 4,744
  Foreign currency translation                                    93,835               (313,111)
                                                            ------------           ------------
  Balance at end of period                                      (214,532)              (308,367)
                                                            ------------           ------------
Retained (deficits)
  Balance at beginning of period                              (1,131,672)               181,118
  Net income (loss)                                             (183,708)            (1,312,790)
                                                            ------------           ------------
  Balance at end of period                                    (1,315,380)            (1,131,672)
                                                            ------------           ------------

Total stockholders' equity at end of period                 $  5,208,400           $  5,298,273
                                                            ============           ============

   Please see the notes to these condensed consolidated financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


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

     On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Information

     The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and U.S. generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

     Basis of Consolidation

     The consolidated financial statements for September 30, 2005 and 2004 include the accounts of Nano Superlattice Technology, Inc. and its wholly owned subsidiaries, Superlattice Technology, Inc. - BVI, which owns 98.1% of the capital stock of Nano Superlattice Technology, Inc. - Taiwan. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


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

               Furniture and Fixtures                5 years
               Equipment                             5-20 years
               Computer Hardware and Software        2-5 years

     Exchange Gain (Loss)

     As of September 30, 2005 and 2004, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Translation Adjustment

     As of September 30, 2005 and 2004, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of
     Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

     As of September 30, 2005 and 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.03012 and NTD$1=USD$0.02942, respectively . The weighted-average rate of exchange between NTD and USD as of September 30, 2005 was NTD$1=USD$0.03159 and NTD$1=USD$0.02948, respectively. Total translation adjustment recognized as of September 30, 2005 and 2004 was $(214,532) and $(90,711), respectively.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


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

     Inventory

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2005, inventory consisted only of finished goods.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash with maturity dates greater than three months are classified as investment.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


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

     New Accounting Pronouncements

     In January 2003, The Financial Accounting Standards Board (FABB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN No. 46 and FIN 46R, had no material impact on the Company's financial statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date of SFAS 123R, requiring the Company to adopt SFAS 123R in the first quarter of fiscal 2006. The new rule does not change the accounting required by SFAS 123R, it only changes the date for compliance. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

     In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 04-08 will have no material impact on the Company's financial statements.

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

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE E -CASH

     The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are partially insured by the Central Deposit Insurance Corporation (CDIC). As of September 30, 2005 deposits worth $1,173,351 were uninsured balances held at the banks.

NOTE F - FIXED ASSETS

     Fixed assets consist of the following:

                                       September 30, 2005      December 31, 2004
                                       ------------------      -----------------
     Machinery and equipment             $ 6,769,550             $ 6,381,286
     Furniture and fixtures                  248,708                 226,539
                                         -----------             -----------
                                           7,018,258               6,607,825

     Accumulated depreciation             (1,366,580)               (793,898)
                                         -----------             -----------

                                         $ 5,651,678             $ 5,813,927
                                         ===========             ===========

NOTE G - COMMITMENTS

     Operating Lease - The Company leases three facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $55,510 for the nine months ended September 30, 2005. The Company has future minimum lease obligations as follows:

                     2006            $   30,609
                                     ----------
                     Total           $   30,609
                                     ==========

     Capital Leases - The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The Company has future minimum payments under capital leases as follows (see note J):

                     2006            $  347,343
                     2007               347,343
                     2008               318,401
                                     ----------
                     Total           $1,013,087
                                     ==========

NOTE H - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2005 and 2004 vacation liability exists in the amount of $4,069 and $3,975, respectively.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE I - SALES-LEASEBACK TRANSACTION

     In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of September 30, 2005, the Company has a balance due of $1,013,087 (see note G).

     The Company is currently in default of their sales-leaseback transaction and therefore the entire amount of the capitalized lease has been categorized as a current liability (see Note J).

NOTE J - LEASE AND LOAN DEFAULT

     In September 2005 the Company entered into a sales-leaseback agreement (Note I) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of September 30, 2005, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE K - RELATED PARTY TRANSACTIONS

     As of September 30, 2005, the Company has a non interest-bearing loan from Huan Tzu Hsia, a member of the board, in the amount of $500.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE L - DEBT

     At of September 30, 2005 The Company had eight separate revolving secured lines of credit agreements, with six banks in Taiwan. The lines of credits are secured by some of the Company's fixed assets.

     At September 30, 2005, the Company had borrowings outstanding in the aggregate amount of $3,283,725, of which $2,227,577 are against these lines of credit. Payable as follows:

                      September 30, 2005                                 December 31, 2004
                      ------------------                                 -----------------
Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in  Taiwan,  Interest  at 6.8% per                       in Taiwan,  Interest  at 6.10% per
annum,  due by October  11, 2005         $  43,060       annum,  due by January  10, 2005        $   76,493

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in Taiwan,  Interest  at 7.82% per                       in  Taiwan,  Interest  at 5.3% per
annum,  due by  November  4,  2005           5,000       annum,  due by  January  19,  2005         506,000

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in Taiwan,  Interest at 6.054% per                       in Taiwan,  Interest  at 3.76% per
annum,  due by  November  16, 2006          28,184       annum,   due  by  March  31,  2005         156,400

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in Taiwan,  Interest at 6.054% per                       in Taiwan,  Interest  at 7.53% per
annum,  due by  November  16, 2006         112,736       annum,  due by  November  4,  2005          28,559

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in  Taiwan,  Interest  at  5%  per                       in Taiwan,  Interest  at 7.47% per
annum,   due  by  April  30,  2007         172,882       annum,  due by  November  4,  2005         404,034

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in Taiwan,  Interest at 6.279% per                       in  Taiwan,  Interest  at  5%  per
annum,   due  by  July  21,   2007         276,100       annum,   due  by  April  30,  2007         247,278

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in Taiwan,  Interest  at 6.53% per                       in  Taiwan,  Interest  at 6.3% per
annum,  due by  November  10, 2008         141,136       annum,  due by  November  10, 2008         177,139

Unsecured  notes payable to a bank                       Unsecured  notes payable to a bank
in Taiwan,  Interest  at 7.23% per                       in  Taiwan,  Interest  at  7%  per
annum,  due by  November  10, 2008         60,839        annum,  due by  November  11, 2008          76,176

Secured notes payable to a bank in
Taiwan,   Interest   at  3.5%  per
annum,   due  by  August  8,  2010         602,400

Secured notes payable to a bank in
Taiwan,  Interest  at  6.351%  per
annum,  due by  January  17,  2012         828,300

Capital  lease  note  payable to a
company in Taiwan,  Interest at 3%
per annum,  due by  September  15,
2008                                     1,013,087
                                        ----------                                               ----------
Total                                    3,283,724       Total                                    1,672,079

Current portion                         $2,084,090       Current portion                         $1,082,817
                                        ----------                                               ----------

Long term portion                       $1,199,634       Long term portion                       $  589,262
                                        ==========                                               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-QSB.

The following table presents the pro forma results of operations of Nano Superlattice Technology, Inc. for the nine months ended September 30, 2004, and the consolidated results of Nano Superlattice Technology, Inc. for the nine months ended September 30, 2005 and 2004. The pro forma results of Nano Superlattice Technology, Inc for the nine months ended September 30, 2004 are provided for discussion purposes only as they contain operating activity prior to the acquisition of the company. The discussion following the table is based on the pro forma results of operations of Nano Superlattice Technology, Inc. for the nine months ended September 30, 2004 and the consolidated results of Nano Superlattice Technology, Inc. for the nine months ended September 30, 2005.

                                                 Nine Months Ended                  Pro forma
                                        -----------------------------------      -----------------
                                                                                 Nine Months Ended
                                        September 30,         September 30,         September 30,
                                            2005                  2004                  2004
                                        -----------           -----------           -----------
Sales, net                              $ 3,683,208           $ 2,128,799           $ 5,238,459

Cost of sales                             2,703,891             1,537,726             3,990,358
                                        -----------           -----------           -----------

      Gross profit                          979,317               591,073             1,248,101

General and administrative expenses       1,148,475               497,192               794,072
                                        -----------           -----------           -----------

Income (loss) from operations              (169,158)               93,881               454,029
                                        -----------           -----------           -----------
Other (Income) Expense
  Interest income                              (727)                  (23)                 (348)
  Collection of bad debts                  (544,145)                    0                     0
  (Gain) loss of currency exchange          (25,290)                    0                     0
  Interest expense                           70,337                15,374                15,654
  Loss on sale of fixed assets              435,860                     0                     0
  Other expense                              81,231                     0                     0
  Minority interest                          (2,716)                5,708               (19,652)
                                        -----------           -----------           -----------

      Total Other (Income) Expense           14,550                21,059                (4,346)
                                        -----------           -----------           -----------

Income (loss) before income taxes          (183,708)               72,822               458,375

Provision for income taxes                        0                90,807                 7,807
                                        -----------           -----------           -----------

Net income (loss)                       $  (183,708)          $   (17,985)          $   450,568
                                        ===========           ===========           ===========

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

NET SALES. Net sales for the three months ended September 30, 2005 were $1,752,313 compared to $1,483,228 for the three months ended September 30, 2004. The increase in net sales was due to an increase in business with existing customers and new product-coating products entering the market. In addition, as our new products are in their early stages of selling, sales volume was generally low for the three months ended September 30, 2005.

COST OF SALES. Cost of sales for the three months ended September 30, 2005 was $1,071,013, or 61.1% of net sales, as compared to $1,258,732 or 84.9% of net sales, for the three months ended September 30, 2004. The decrease in cost of sales as compared to net sales was due to the higher gross margins of new products during the three months ended September 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2005 were $417,176 or 23.8% of net sales, as compared to $450,425 or 30.4% of net sales, for the three months ended September 30, 2004. The decrease in general and administrative expenses was due to decrease in salaries.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended September 30, 2005 was $264,124 as compared to $(225,929) for the three months ended September 30, 2004. This change was the result of the increase in sales and decrease in costs of goods sold and general and administrative expenses during the three months ended September 30, 2005.

TOTAL OTHER (INCOME) EXPENSE. Total other (income) expense for the three months ended September 30, 2005 was $464,638 as compared to $(4,555) for the three months ended September 30, 2004. This change is primarily due to losses on the sales of fixed assets, including the sale and lease back of the Company's Arc Bond Sputtering Machine for proceeds of $933,720.

NET INCOME (LOSS). Net income (loss) for the three months ended September 30, 2005 of $(192,971) as compared to income of $(229,181) for the three months ended September 30, 2004 primarily for the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

NET SALES. Net sales for the Company for the nine months ended September 30, 2005 were $3,683,208 compared to $5,238,459 for the nine months ended September 30, 2004. The decrease in sales for the nine months ended September 30, 2005 was due to a decrease in business with existing customers and new nano-coating products being in the early stages of selling, resulting in low sales volume.

COST OF SALES. Cost of sales for the nine months ended September 30, 2005 was $2,703,891 or 73.4.% of net sales, as compared to $3,990,358, or 76.2% of net sales, during the nine months ended September 30, 2004. The decrease in cost of sales was due to the decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,148,475 or 31.2% of net sales, for the nine months ended September 30, 2005, as compared to $794,072, or 15.2% of net sales, for the nine months ended September 30, 2004. The increase in general and administrative expenses was due to an increase in depreciation and amortization expenses associated with the acquisition of new fixed assets.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the nine months ended September 30, 2005 was $(169,158) compared to income (loss) from operations for the nine months ended September 30, 2004 of $454,029. The decrease in income (loss) from operations was due to the decrease in sales and increased general administrative expenses during the nine months ended September 30, 2005.

OTHER (INCOME) EXPENSE. Total other (income) expense was $14,550 for the nine months ended September 30, 2005, as compared to $(4,346) for the nine months ended September 30, 2004. The increase in other expense was due to the losses on the sale of fixed assets, including the sale and leaseback of the Company's Arc Bond Sputtering Machine for proceeds of $933, 720, and collection of bad debt, during the nine months ended September 30, 2005.

NET INCOME (LOSS). Net income (loss) for the nine months ended September 30, 2005 was $(183,708) compared to net income (loss) of $450,568 for the nine months ended September 30, 2004. The decrease loss was due to the reasons primarily described above.

SALE OF ARC BOND SPUTTERING MACHINE

The terms of the sale lease-back agreement referenced above required the Company to transfer the piece of equipment to the lessor free of any liens or security interests. Since the equipment sold and leased back had been previously pledged to a Taiwan bank in connection with a line of credit, the Company is in default of the lease-back agreement. If, as a result of the breach of this agreement, the Company lost use of the equipment, such loss could materially affect the Company's financial condition and results of operations in that the Company's business could be disrupted until such time as the Company could replace the equipment or secure other alternatives.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,502,867 at September 30, 2005 and $991,109 at December 31, 2004. Our total current assets were $3,482,906 at September 30, 2005 as compared to $2,766,592 at December 31, 2004. Our total current liabilities were $2,582,449 at September 30, 2005 as compared to $2,309,803 at December 31, 2004. On July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,615,487. Repayment of such amounts could materially affect our liquidity position.

We had working capital at September 30, 2005 of $900,457 compared with working capital of $456,789 at December 31, 2004. This increase in working capital was due to the increase in cash and cash equivalents and inventory and decrease in accounts payable and accrued expenses. During the nine months ended September 30, 2005, net cash used in operations was $(176,787). Net cash provided by financing activities was $1,388,581, which consisted of proceeds from the loan and debts during the nine months ended September 30, 2005. Net change in cash and cash equivalents was $(511,758) for the first three quarters of 2005.

Capital expenditures. Total capital expenditures during the nine months ended September 30, 2005 was $1,603,635.

The Company believes that, so long as the amounts due under the credit line and the sale lease back transactions can be deferred, its short-term financial needs will be met by existing working capital for at least the next twelve months, after which time we will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

CURRENCY EXCHANGE FLUCTUATIONS

As of September 30, 2005, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of September 30, 2005 and 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.03012 and NTD$1=USD$0.02942, respectively. The weighted-average rate of exchange between NTD and USD as of September 30, 2005 was NTD$1=USD$0.03159 and NTD$1=USD$0.02948, respectively. Total translation adjustment recognized as of September 30, 2005 and 2004 was $(214,532) and $(90,711), respectively.

ITEM 3. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officers have concluded, based on the deficiency stated in the following paragraph, that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management has identified, as of September 30, 2005, a deficiency relating to the inadequacy of our disclosure controls and procedures in place to effectively identify material definitive agreements that are not made in the ordinary course of business and required to be disclosed in a current report on Form 8-K. As a result of this deficiency, we did not report in a timely manner two transactions that occurred in the quarterly period covered by this report. We are undertaking corrective actions, including educating our personnel on the applicable standards for our Exchange Act reporting obligations, to ensure that our disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 9, 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of September 30, 2005, the Company has a balance due of $1,013,087. However, the equipment sold and leased back had already been pledged as collateral for the Company's line of credit with a bank in Taiwan which it entered into on July 29, 2005. The bank has recourse to repossess the asset or demand payment in full. As of September 30, 2005, and the date of this report, no such demand has been made. Because of the default with the line of credit transaction and the sale-lease back agreement the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved. The total amount due as a result of the default under both agreements is approximately 1,615,487.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

See Item 3 of Part II of this Form 10-QSB.

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

                                          NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: November 21, 2005                  By: /s/ Alice Tzu-Shia Hwang
                                             -----------------------------------
                                             Alice Tzu-Shia Hwang
                                             President and Chairman of the Board
                                             (Principal Executive Officer)


Dated: November 21, 2005                  By: /s/ Chien-Fang Wang
                                             -----------------------------------
                                             Chien-Fang Wang
                                             Vice President
                                             (Principal Financial Officer)

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