Form 10KSB
period 2005-12-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2006-04-17
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ______________ to _____________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) under the Exchange Act Yes [ ] No [X]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $9,141,782.

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 4, 2006 was approximately $72,207,000, based upon the last trading price of $3.00 per share as reported by the Over the Counter Bulletin Board on such date.

There were 32,343,000 shares of the Issuer's common stock outstanding on April 5, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   ....................................................................  1
Item 1.  Description of Business.............................................  1
Item 2.  Description of Property.............................................  8
Item 3.  Legal Proceedings...................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders.................  9

PART II  ....................................................................  9
Item 5.  Market for Common Equity and Related Stockholder Matters............  9
Item 6.  Management's Discussion and Analysis or Plan of Operation...........  9
Item 7.  Financial Statements................................................ 13
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure............................................... 13
Item 8A. Controls and Procedures............................................. 13
Item 8B. Other Information................................................... 13

PART III .................................................................... 14
Item 9.  Directors and Officers.............................................. 14
Item 10. Executive Compensation.............................................. 16
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................... 17
Item 12. Certain Relationships and Related Transactions...................... 17
Item 13. Exhibits............................................................ 17
Item 14. Principal Accountant Fees and Services.............................. 18

Index to Financial Statements ...............................................F-1

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

PRINCIPAL SUPPLIERS

     The Company relies on two main suppliers of the nickel and aluminum used for coating. Nickel is obtained from Beijing's Great Wall Ti-Gold Corporation for use on the heatsinks coated for Compal Electronics. Aluminum is supplied by Germany's GFE Corp., for use on cell phone numeric key pads and covers for Silitech Technology Corp. The Company has other suppliers from which it can purchase nickel and aluminum. Due to the abundant supply of aluminum and nickel in the marketplace and the limited quantity of these products that are required by the Company to use in its coating processes, the Company believes that it has and will continue to have ready access to aluminum and nickel necessary for use in its coating processes. In addition, the Company has recently purchased small quantities of Vanadium from GFE Metals of Germany as well as both Titanium and Copper through Hong Kong's Advanced Material Technology Co. Ltd.

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

     The Company believes its self-developed Superlattice ABS system technology improves flaws in complicated geometric structures of base materials. The Company believes that its handling method has already become practical for the cutting of tools and molds. The Company's system enables coating applications at the relatively low temperature of 500(degree)C and below, which avoids affecting the precision or size of the tools or moldS being coated, which can become misshapen at high temperatures. The Company has adopted advanced technology for its anti-friction, anti-oxidation, and super strength techniques. When utilized on cutting tools such as grinder blades, drills, milling cutters, screw taps, hobs, sharper cutters, and saw cutters, the tools' lifespan are prolonged by three (3) to ten (10) times. The melting phenomenon of a nano-coated knife-edge is substantially reduced and the cutting surface is smoother. The consumption rate of the cutting tools and machine down time drop, which reduced production costs.

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

     The Company currently has 20 customers that have engaged Nano to coat drill bits of various sizes, from 0.01 cm to 2.3cm in width. The Company believes that in the .01 to .04cm range it is the only company in Taiwan, and perhaps one of very few in the world, with such production ability. The orders relating to these customers are all trial orders of small quanitites and/or are for testing procedures in preparation to procure larger, sustained business.

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

EMPLOYEES

     As of March 15, 2006, The Company had a total of 18 full-time employees, working in the areas of Administration, Sales, Finance, Technical, Quality Assurance and Manufacturing. None of the Company's employees are members of a union or labor organization.

RESEARCH AND DEVELOPMENT

     The Company has spent the last year researching and developing special holders that can operate in conjunction with its specially designed machinery to facilitate the coating of certain products that need to be positioned precisely inside the plasma chamber during the coating process. The Company has incurred approximately $1,412 in the fiscal year ended December 31, 2005, $300,000 in the six month period ended December 31, 2004, and approximately $300,000 and $350,000 in fiscals year 2003 and 2004, respectively, on research and development costs, including consulting fees, personnel and equipment.

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

     *    decreasing  production  times to better service our customers'  needs;
          and

     * obtaining a continuous supply of high quality electrical power, and maintaining the proper cooling and temperature control, necessary to operate our machinery.

If we are not successful in meeting these challenges, we may not be able to supply our customers with products in a timely fashion and our business could be materially adversely affected.

OUR FUTURE SUCCESS MAY DEPEND HEAVILY UPON THE SUCCESSFUL DEVELOPMENT OF OUR AUTOMATED ROBOT DRILL BIT INSERTION MACHINE.

     It takes human beings many hours to physically place 50,000 small drill bits in a series of miniature holders in preparation to be coated with a combination of elemental coatings. This machinery will undertake this process automatically and efficiently. Therefore, we expect to depend heavily upon our automated robot drill bit installation machinery in the future in connection with successfully increasing our productivity. Our failure to successfully develop this equipment could have a negative impact on the speed and efficiency of production and cause us to be unable to keep up with potential orders.

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

RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA

     There are substantial risks associated with our Asian operations. The establishment and expansion of international operations requires significant management attention and resources. All of our current and anticipated future revenues are or are expected to be derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results, language barriers and other difficulties in staffing and managing foreign operations:

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

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO ASIA COULD ADVERSELY AFFECT OUR BUSINESS.

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

     Our business could be adversely affected by political and economic changes in China. Our operations and assets in China are subject to significant political and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real property. The Company has one primary business locations that it leases and in which it maintains both office administration, sales and production facilities. The location of its primary business and manufacturing operations is No. 666, Jhensing Road, Gueishan Hsiang, Taoyuan Hsien, Taiwan. The term of this lease is from April 1, 2006 until March 31, 2008 and the Company pays a monthly rent of approximately US$3,800. The total square meters of this facility is 1,487.

ITEM 3. LEGAL PROCEEDINGS.

     Currently we are not a party to any legal proceedings, nor are we aware of any pending or threatened actions against us. Additionally, we will require that each of our client's indemnify us before we perform any on-site consulting services or assist with the opening of any new locations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2005.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 17, 2004, the Company's common stock qualified for listing on The Over the Counter Bulletin Board. The Company's common stock is currently listed under the symbol "NSLT". Prior to that time the Company was quoted on the Pink Sheets L.L.C. During that time, no public market existed for the Company's common stock or any other securities of the Company and therefore no pricing information for our prior two fiscal years is available. The following table sets forth the range of high and low bid prices reported by Nasdaq for the time period from June 17, 2004 to April 4, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                       High         Low
                                                       ----         ---
     FISCAL 2006
     Quarter ended March 31, 2006                      $4.25       $1.90
     Through April 4 , 2006                             3.15        3.00

     FISCAL 2005
     Quarter Ended March 31, 2005                      $5.00       $2.75
     Quarter Ended June 30, 2005                        3.00        2.40
     Quarter Ended September 20, 2005                   5.20        2.05
     Quarter Ended December 31, 2005                    2.45        2.00

     SIX MONTH PERIOD ENDED DECEMBER 31, 2004
     Quarter Ended September 30, 2004                  $3.09       $1.60
     Quarter Ended December 31, 2004                    5.01        1.70


     As of April 5, 2006, there were approximately 1,642 record holders of our common stock. We have not paid any cash dividends on our common stock, and it currently intends to retain any future earnings to fund the development and growth of our business.

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

     Although our primary business focus is the superlattice nano-coating industry, in order to facilitate, maintain and make viable our business plan we have engaged in a number of sales activities in the role of a trading company involving a variety of wire and cable products as well as related manufacturing machinery. We conducted these business activities to fund the continuation of our development process and further the research and development of our core nano-coating technology as well as to better achieve our Company's overall business objectives. In the year period ended December 31, 2005, the sale of individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables generated more than 96% of our total revenue, as compared to 98% of our total revenue in the pro form year ended December 31, 2004. While these business activities have been successful and profitable they do not represent our long term focus or the regular and continued practice in the future of our company and we do not anticipate generating material revenues from these activities during fiscal year 2005.

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

AUDITED YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 2004

     SALES.  Net sales for the year  ended  December  31,  2005 were  $9,141,782 compared to $6,384,468 for the year ended December 31, 2004, an increase of $2,757,314 or 43.19%. The increase in net sales was due to a general increase in business to customers and new customers and new nano-coating products being in the early stages of selling, sales volume is generally low for the year ended December 31, 2005.

     COST OF SALES. Cost of sales for the year ended December 31, 2005 was $8,318,465 or 90.99% of sales, as compared to $5,171,524 or 81.00% of sales, for the year ended December 31, 2004. The increase in cost of sales was due to an increase in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,613,813, or 17.65% of sales, for the year ended December 31, 2005, as compared to $1,295,095 or 20.29% for the year ended December 31, 2004. The increase in general and administrative expenses was due to a general increase in business.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the year ended December 31, 2005 was ($790,496), compared to a income (loss) from operations for the year ended December 31, 2004 of $(82,150). This change was the result of reasons primarily described above.

     OTHER (INCOME) EXPENSE. Total other (income) expense was $34,415 for the year ended December 31, 2005 as compared to $526,883 for the year ended December 31, 2004. The decrease in other expense was due to the collection of bad debt during the year ended December 31, 2005.

     NET INCOME (LOSS). Net income (loss) for the year ended December 31, 2005 was $(864,147) compared to net income of ($609,033) for the year ended December 31, 2004. The increase in net loss was due to reasons primarily described above.

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

     INCOME (LOSS) FROM OPERATIONS Income (loss) from operations for the six months ended December 31, 2004 was ($1,309,173), compared to a income (loss) from operations for the six months ended December 31, 2004 of ($762,993). This change was the result of reasons primarily described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $1,274,842 at December 31, 2005. Working capital at December 31, 2005 was $269,437. The Company believes that its short-term financial needs will be met by existing working capital for at least the next twelve months, after which time we will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require the us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

     During the fiscal year ended December 31, 2005, net cash provided by operations was $96,352. Cash provided by financing activities was $2,413,081 for the fiscal year ended December 31, 2005. The net change in cash and cash equivalents was $283,733 for the fiscal year ended December 31, 2005.

On  November  30,  2004,  the  Company  entered  into  definitive   subscription
agreements for the private offering of an aggregate of 4,971,000 shares of its common stock to individual investors for proceeds

CAPITAL EXPENDITURES

     Total capital expenditures during the fiscal year ended December 31, 2005 was $2,595,554 for purchase of fixed assets.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets

ITEM 7. FINANCIAL STATEMENTS.

     The Company's Financial Statements, together with the independent auditor's report thereon, are included on pages F-1 through F-21 to this annual report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 6, 2005, the Company filed a Current Report on Form 8-K to report the resignation of Lichter, Yu & Associates as its independent registered public accounting firm, effective January 31, 2006. On February 15, 2006, the Company filed a Current Report on Form 8-K to report the engagement of Simon & Edward, LLP as the Company's new principal independent registered public accountants for our financial statements for the year ended December 31, 2005. The Company's board of directors authorized the engagement of Simon & Edward, LLP. During the Company's two most recent fiscal years and any subsequent interim period up to two years from the date of resignation of Lichter, Yu & Associates, there were no disagreement between the Company and Lichter, Yu & Associates, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Lichter, Yu & Associates satisfaction, caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the names of the directors, executive officers and key employees of the Company as of March 30, 2006:

Name                       Age                      Title
----                       ---                      -----
Alice Tzu-Shia Hwang       51   President and Chairman of the Board of Directors
Yu-Chien Cheng             55   Director and Chief Supervisor of Technology
Chien-Fang Wang            53   Director and Vice President
Kevin Chung-Chieh Lin (1)  45   Director
Yun-Chun Tseng (1)         44   Director
Tzu-Sheng Su (1)           44   Director

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

           SECTION 16(a) OF BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during the year ended December 31, 2005, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each named executive officer.

                                                                 Long Term Compensation
                                        Annual Compensation             Awards
                                  ------------------------------  --------------------
                                                                  Restricted
    Name/Principal     Fiscal                                       Stock        Stock    All Other
     Position           Year      Salary($)   Bonus($)   Other($)   Award($)    Options    Comp.($)
     --------           ----      ---------   --------   --------   --------    -------    --------
Alice Tzu-Shia Hwang    2005       37,404       --         --          --         --         --
President               2004*      17,976       --         --          --         --         --
                        2004**     35,200       --         --          --         --         --
                        2003           --       --         --          --         --         --

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

     The Company has not entered into any employment, termination of employment or change-in-control agreements with its named executive officer, Alice Hwang.

CODE OF ETHICS

     On October 12, 2004, we adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code of Ethics.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth as of March 28, 2006 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's common stock;
(ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Throughout the our history, certain members of the Board of Directors and management have made loans to us to cover operating expenses or operating deficiencies. During the fiscal year 2005, Alice Tzu-Shia Hwang, the Company's President, made loans to us to purchase items for the Company's business and for other general working capital purposes. As of December 31, 2005, all such loans had been repaid in full.

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

10.1 Employment Agreement, dated December 28, 2002, between Nano Superlattice Technology, Inc. and Yu-Chien Cheng.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our principal independent auditor during the fiscal year ended June 30, 2005 and six month period ended December 31, 2004 was Simon & Edward LLP. During fiscal years ended 2003, our principal independent auditor was Lichter, Yu & Associates, a Professional Corporation. The following are the services provided and the amount billed:

AUDIT FEES

     The aggregate fees billed by Lichter, Yu & Associates for professional services rendered for the review of the Company's financial statements included in the Company's Quarterly Report on Form 10-QSB for March 31, 2005, June 30, 2005 and September 30, 2005 was $22,500. The aggregate fees paid to Simon & Edward LLP for professional services rendered for the audit of the company's financial statements for the year ended December 31, 2005 was $ 37,500.

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

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, Simon & Edward, LLP did not bill any fees for services rendered to us the fiscal year ended December 31, 2005 for assurance and related services in connection with the audit or review of our consolidated financial statements.

     Other than the fees described under the caption "Audit Fees" above, Lichter, Yu & Associates did not bill any fees for services rendered to us during the quarterly periods March 31, June 30, and September 30, 2005, and the six month period ended December 31, 2004, or the fiscal year ended June 30, 2004 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

     The aggregate tax fees billed by Simon & Edward, LLP for tax services during the year ended December 31, 2005 was $0. The aggregate tax fees billed by Lichter, Yu & Associates for tax services during the six month period ended December 31, 2004 was $0 and for the fiscal year ended June 30, 2004 was $3,000.

ALL OTHER FEES

     No other fees were billed by Simon & Edward, LLP or Lichter, Yu & Associates for the six month and year ended December 31, 2005, or the year ended June 30, 2004.

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

     Our Board pre-approved all of the professional services to be provided by Simon & Edward, LLP and Lichter, Yu & Associates in connection with its audit of our financial statements and the other professional services it will provide to us during the six month and fiscal year ended December 31, 2005 and the fiscal year ended June 30, 2004. In the future all such professional services will also be pre-approved by our Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NANO SUPERLATTICE TECHNOLOGY, INC.


Date: April 17, 2006          By: /s/ Alice Tzu-Shia Hwang
                                 ------------------------------------------
                              Name:  Alice Tzu-Shia Hwang
                              Title: President and Chairman of the Board
                                     (Principal Executive Officer)


Date: April 17, 2006          By: /s/ Chien-Fang Wang
                                 ------------------------------------------
                              Name:  Chien-Fang Wang
                              Title: Vice President
                                     (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                  Title                               Date
          ----                                  -----                               ----

/s/ Alice Tzu-Shia Hwang           President and Chairman of the Board          April 17, 2006
-------------------------------    (Principal Executive Officer)
Alice Tzu-Shia Hwang


/s/ Yu-Chien Chang                 Chief Inspector and Director                 April 17, 2006
-------------------------------
Yu-Chien Cheng


/s/ Chien-Fang Wang                Vice President and Director                  April 17, 2006
-------------------------------    (Principal Financial Officer)
Chien-Fang Wang


/s/ Kevin Chung-Chieh Lu           Director                                     April 17, 2006
-------------------------------
Kevin Chung-Chieh Lin


/s/ Yun-Chun Tseng                 Director                                     April 17, 2006
-------------------------------
Yun-Chun Tseng


/s/ Tzu-Sheng Su                   Director                                     April 17, 2006
-------------------------------
Tzu-Sheng Su

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

10.1 Employment Agreement, dated December 28, 2002, between Nano Superlattice Technology, Inc. and Yu-Chien Cheng.

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

NANO SUPERLATTICE TECHNOLOGY, INC. AND
SUBSIDIARIES
FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                     DECEMBER 31, 2005 AND DECEMBER 31, 2004


                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm             F-1

Consolidated Balance Sheets                                         F-2 - F-3

Consolidated Statements of Operations                               F-4

Consolidated Statements of Cash Flows                               F-5 - F-6

Consolidated Statements of Changes in Stockholders' Equity          F-7

Notes to Consolidated Financial Statements                          F-8 - F-21






                               Simon & Edward, LLP
                        17700 Castleton Street, Suite 200
                           City of Industry, CA 91748

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Nano Superlattice Technology, Inc.

Gentlemen:

We have audited the accompanying consolidated balance sheet of Nano Superlattice Technology, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nano Superlattice Technology, Inc. for the six months ended December 31, 2004 were audited by other auditors whose report, dated March 21, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company has suffered recurring losses from operations and the inability to meet its maturing obligations without selling operating assets and restructuring debts. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note S. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Simon & Edward, LLP

City of Industry, California
March 15, 2006

                NANO SUPERLATTICE TECHNOLGY INC AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004


                                         December 31, 2005     December 31, 2004
                                         -----------------     -----------------
                   ASSETS

Current Assets
  Cash and cash equivalents                 $ 1,274,842           $   991,109
  Accounts receivable, net                    2,011,213               994,458
  Inventory                                     822,284               647,510
  Other receivables                              99,869               133,515
  Prepaid expenses                               98,533                     0
                                            -----------           -----------

      Total Current Assets                    4,306,741             2,766,592
                                            -----------           -----------

Fixed Assets, net                             6,420,514             5,813,927
                                            -----------           -----------

Other Assets
  Deposits                                       25,886                16,556
  Other assets                                  608,800                32,412
                                            -----------           -----------

      Total Other Assets                        634,686                48,968
                                            -----------           -----------

      Total Assets                          $11,361,941           $ 8,629,487
                                            ===========           ===========

                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                            December 31, 2005      December 31, 2004
                                                            -----------------      -----------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                        $  2,004,056           $    975,615
  Due to related party                                                    0                251,371
  Current portion, long-term debt                                 1,682,214              1,082,817
  Obligations under capital leases - current portion                351,034                      0
                                                               ------------           ------------

      Total Current Liabilities                                   4,037,304              2,309,803

Long-term debt, net of current portion                            1,718,226                589,262
Obligations under capital leases                                    585,057                      0
                                                               ------------           ------------

      Total Liabilities                                           6,340,587              2,899,065
                                                               ------------           ------------

Minority Interest                                                   101,607                432,149

Stockholders' Equity
  Common stock, $.0001 par value, 50,000,000 shares
   authorized, 32,342,000 issued and outstanding 3,234                3,234                  3,234
  Additional paid in capital                                      6,735,078              6,735,078
  Other comprehensive income                                        177,254               (308,367)
  Retained deficit                                               (1,995,819)            (1,131,672)
                                                               ------------           ------------

      Total Stockholders' Equity                                  4,919,747              5,298,273
                                                               ------------           ------------

      Total Liabilities and Stockholders' Equity               $ 11,361,941           $  8,629,487
                                                               ============           ============

                   See Accompanying Notes and Auditor's Report

                NANO SUPERLATTICE TECHNOLOGY INC AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND SIX MONTHS ENDED DECEMBER 31, 2004


                                                      December 31, 2005      December 31, 2004
                                                      -----------------      -----------------
Sales, net                                               $  9,141,782           $  2,627,984

Cost of sales                                               8,318,465              2,625,749
                                                         ------------           ------------

      Gross Profit                                            823,317                  2,235

General and administrative expenses                         1,613,813              1,311,408
                                                         ------------           ------------

      Income (loss) from operations                          (790,496)            (1,309,173)
                                                         ------------           ------------
Other (Income) Expense
  Interest income                                              (1,316)                  (768)
  (Gain) Loss on currency exchange                            (24,196)                     0
  Other income (expense)                                     (537,618)                (3,046)
  Miscellaneous                                                89,347                      0
  Loss on sale of fixed assets                                413,906                      0
  Interest expense                                            109,074                 32,857
  Minority Interest                                           (14,782)               (25,426)
                                                         ------------           ------------

      Total Other (Income) Expense                             34,415                  3,617
                                                         ------------           ------------

      Income (loss) before income taxes                      (824,911)            (1,312,790)

Provision for income taxes                                     39,236                      0
                                                         ------------           ------------

      Net income (loss)                                  $   (864,147)          $ (1,312,790)
                                                         ============           ============
Net income (loss) per share (basic and diluted)
  Basic                                                  $     (0.027)          $     (0.045)
  Diluted                                                $     (0.027)          $     (0.045)

Weighted average number of shares
  Basic                                                    32,342,000             29,018,326
  Diluted                                                  32,342,000             29,018,326

                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND SIX MONTHS ENDED DECEMBER 31, 2004


                                                                            December 31, 2005     December 31, 2004
                                                                            -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                            $  (864,146)          $(1,312,790)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                                                  693,313               254,580
     Amortization                                                                   82,530                50,866
     Bad debt                                                                       14,620                38,854
     Minority interest                                                             (14,782)              (25,426)
     Losses (Gain) on foreign curency exchange                                     (24,196)                    0
     Losses on fixed asset obsolescence                                            413,906                     0
     Decrease (Increase) in notes and accounts receivables                      (1,016,755)              (83,252)
     Decrease (Increase) in other receivables                                      124,763              (133,515)
     Decrease (Increase) in inventories                                           (174,774)              394,327
     Decrease (Increase) in deposit                                                 (9,330)              494,000
     Decrease (Increase) in prepaid expenses and other current assets             (157,238)               25,200
     Increase (Decrease) in accounts payable and accrued expenses                1,028,441               (91,115)
                                                                               -----------           -----------
         Total Adjustments                                                         960,498               924,519
                                                                               -----------           -----------

         Net cash provided by (used in) operating activities                        96,352              (388,271)
                                                                               -----------           -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of property, plant and equipment                          966,270                39,853
  Purchases of property, plant and equipment                                    (2,595,554)           (2,141,992)
  Decrease (Increase) in other assets                                             (586,929)              (25,200)
                                                                               -----------           -----------
         Net cash used in investing activities                                  (2,216,213)           (2,127,339)
                                                                               -----------           -----------

                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND SIX MONTHS ENDED DECEMBER 31, 2004


                                                         December 31, 2005     December 31, 2004
                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                               $   599,397           $ 1,208,094
  Proceeds from capital lease                                   936,091                     0
  Proceeds from long-term debt                                1,128,964              (266,158)
  Loan from related party                                             0             1,591,942
  Payment of loan to related party                             (251,371)           (1,497,822)
  Proceeds from sale of common stock                                  0             1,956,843
                                                            -----------           -----------

         Net cash provided by financing activities            2,413,081             2,992,899
                                                            -----------           -----------

Effect of exchange rate change on cash                           (9,487)              (72,877)

Net change in cash and cash equivalents                         283,733               404,412
                                                            -----------           -----------

Cash and cash equivalents at beginning of year                  991,109               586,697
                                                            -----------           -----------

Cash and cash equivalents at end of year                    $ 1,274,842           $   991,109
                                                            ===========           ===========
Supplemental cash flows disclosures:
  Income tax payments                                       $         0           $         0
                                                            -----------           -----------

  Interest payments                                         $   109,074           $    32,857
                                                            -----------           -----------

                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND SIX MONTHS ENDED DECEMBER 31, 2004

                                                   December 31, 2005      December 31, 2004
                                                   -----------------      -----------------
Common stock, number of shares outstanding
  Balance at beginning of period                       32,342,000             27,370,000
  Common stock issued                                           0              4,972,000
                                                     ------------           ------------

  Balance at end of period                             32,342,000             32,342,000
                                                     ------------           ------------
Common stock, par value $.001
  Balance at beginning of period                     $      3,234           $      2,737
  Common stock issued                                           0                    497
                                                     ------------           ------------

  Balance at end of period                                  3,234                  3,234
                                                     ------------           ------------
Additional paid in capital
  Balance at beginning of period                        6,735,078              4,778,732
  Issuance of stock                                             0              1,956,346
                                                     ------------           ------------

  Balance at end of period                              6,735,078              6,735,078
                                                     ------------           ------------
Other comprehensive income
  Balance at beginning of period                         (308,367)                 4,744
  Foreign currency translation                            425,621               (313,111)
                                                     ------------           ------------

  Balance at end of period                                177,254               (308,367)
                                                     ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                       (1,131,672)               181,118
  Net income (loss)                                      (864,147)            (1,312,790)
                                                     ------------           ------------

  Balance at end of period                             (1,995,819)            (1,131,672)
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,919,747           $  5,298,273
                                                     ============           ============

                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

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


           Furniture and Fixtures                           5 years
           Equipment                                        5-20 years
           Computer Hardware and Software                   2-5 years

     EXCHANGE GAIN (LOSS)

     As of December 31, 2005 and December 31,  2004,  the  transactions  of Nano
     Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     TRANSLATION ADJUSTMENT

     As of December 31, 2005 and December 31, 2004, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of December 31, 2005 and December 31, 2004, the exchange rates between NTD and the USD was NTD$1=USD$0.03044 and NTD$1=USD$0.03128, respectively. The weighted-average rate of exchange between NTD and USD as of December 31, 2005 and December 31, 2004 was NTD$1=USD$0.03117 and NTD$1=USD$0.02996,
     respectively. Total translation adjustment recognized as of December 31, 2005 and December 31, 2004 is $177,254 and ($308,367), respectively.

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

     INVENTORY

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2005 and December 31, 2004, inventory consisted only of finished goods.

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF (continued)

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EIFT 04-08 is effective for reporting periods ending after December 15, 2004. EITF 04-08 will have no material impact on the Company's financial statements.

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

     In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

     In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

     In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position,

NOTE C - CASH

     The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,440. As of December 31, 2005 there was $1,022,718 uninsured portions of the balances held at the bank.


NOTE D - FIXED ASSETS

     Fixed assets consist of the following:

                                      December 31, 2005     December 31, 2004
                                      -----------------     -----------------
     Machinery and equipment             $ 4,695,932           $ 6,381,392
     Furniture and fixtures                  359,466               226,539
     Leased equipment                        943,640
                                         -----------           -----------

                                         $ 5,999,038           $ 6,607,931

     Accumulated depreciation             (1,020,799)             (794,004)
                                         -----------           -----------

                                         $ 4,978,239           $ 5,813,927
                                         ===========           ===========

NOTE E - COMMITMENTS

     The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $50,043 and $33,435 for December 31, 2005 and December 31, 2004,
     respectively.

     The Company has future minimum lease obligations as follows:

               Year                       Amount
               ----                       ------
               2006                       $13,868
                                          -------

               Total                      $13,868
                                          =======

     Capital leases -The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows:
     (see note H)


               Year                         Amount
               ----                         ------
               2006                       $ 351,034
               2007                         351,034
               2008                         234,023
                                          ---------

               Total                      $ 936,091
                                          =========

NOTE F - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2005 and 2004, vacation liability exists in the amount of $0 and $4,226, respectively.

NOTE G - SALES-LEASEBACK TRANSACTION

     In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of December 31, 2005, the Company has a balance due of $936,091 (see note E).

     The Company is currently in default of their sales-leaseback transaction and therefore the entire amount of the capitalized lease has been categorized as a current liability (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

     In September 2005 the Company entered into a sales-leaseback agreement (Note G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of December 31, 2005, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

     Total Federal and State income tax expense for the years ended December 31, 2005 and December 31, 2004 amounted to $39,236 and $0, respectively. For the years ended December 31, 2005 and December 31, 2004, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

     12/31/05         U.S.            State        International        Total
                      ----            -----        -------------        -----
     Current        $     0          $     0          $39,236          $39,236
     Deferred             0                0                0                0
                    -------          -------          -------          -------

     Total          $     0          $     0          $39,236          $39,236
                    =======          =======          =======          =======

     12/31/04         U.S.            State        International        Total
                      ----            -----        -------------        -----
     Current        $     0          $     0          $     0          $     0
     Deferred             0                0                0                0
                    -------          -------          -------          -------

     Total          $     0          $     0          $     0          $     0
                    =======          =======          =======          =======


     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                                    12/31/05        12/31/04
                                                    --------        --------
     Federal statutory tax rate                         34%             34%
     State, net of federal benefit                       0%              0%
                                                      ----            ----

     Effective tax rate                                 34%             34%
                                                      ====            ====

NOTE J - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2005 and 2004 are as follows:

                                      Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------

     Balance at June 30, 2004            $   4,744               $   4,744
     Change for 2004                     $(313,111)              $(313,111)
                                         ---------               ---------

     Balance at December 31, 2004        $(308,367)              $(308,367)
     Change for 2005                     $ 425,621               $ 425,621
                                         ---------               ---------

     Balance at December 31, 2005        $ 177,254               $ 177,254
                                         =========               =========

NOTE K - DEBT

     At December 31, 2005 and 2004, the Company had notes payable outstanding in the aggregate amount of $3,400,440 and $ $1,672,079, respectively. Payable as follows:

December 31, 2005                                         December 31, 2004
-----------------                                         -----------------
Note  payable  to a bank in Taiwan,                       Notes   payable  to  a  bank  in
interest  at 7.35% per  annum,  due                       Taiwan,  interest  at 6.10%  per
by November 10, 2008                         $ 57,128     annum, due by January 10, 2005            $ 76,493


Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 6.65% per  annum,  due                       Taiwan,  interest  at 5.30%  per
by November 10, 2008                          132,419     annum, due by January 19, 2005             506,000

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 5% per  annum,  due by                       Taiwan,  interest  at 3.76%  per
April 30, 2007                                149,428     annum, due by March 31, 2005               156,400

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 6.351% per annum,  due                       Taiwan,  interest  at 7.53%  per
by July 21, 2007                              240,983     annum, due by November 4, 2005              28,559

Secured  Note  payable to a bank in                       Note   payable   to  a  bank  in
Taiwan,   interest   at  3.47%  per                       Taiwan,  interest  at 7.47%  per
annum, due by January 17, 2012                837,100     annum, due by November 4, 2005             404,034

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 6.054% per annum,  due                       Taiwan,   interest   at  5%  per
by November 16, 2006                           22,551     annum, due by April 30, 2007               247,278

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 6.054% per annum,  due                       Taiwan,  interest  at  6.3%  per
by November 16, 2006                           90,206     annum, due by November 10, 2008            177,139

Secured  Note  payable to a bank in                       Note   payable   to  a  bank  in
Taiwan,   interest   at  3.7%   per                       Taiwan,   interest   at  7%  per
annum, due by August 8, 2010                  608,800     annum, due by November 11, 2008             76,176

Short-term  Note  payable to a bank
in  Taiwan,  interest  at 6.1%  per
annum, due by February 24, 2006                 3,527

Short-term  Note  payable to a bank
in  Taiwan,  interest  at 6.1%  per
annum, due by February 10, 2006                28,760

Short-term  Note  payable to a bank
in  Taiwan,  interest  at 5.75% per
annum, due by February 18, 2006                12,797

Short-term  Note  payable to a bank
in  Taiwan,  interest  at 2.06% per
annum, due by January 13, 2006              1,216,741
                                           ----------                                             ----------

Total                                       3,400,440                                              1,672,079

Current portion                            $1,682,214                                             $1,082,817
                                           ----------                                             ----------

Long-term portion                          $1,718,226                                             $  589,262
                                           ==========                                             ==========

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

     The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates, which are comparable to those currently available to the Company on obligations with similar terms.

NOTE N - COMMON STOCK

     On November 30, 2004, the Company issued 4,972,000 shares of the Company's common stock for $1,956,843.

NOTE O - RESULTS OF OPERATIONS

     The following table presents the audited statement of operations for Nano Superlattice Technology, Inc. for the period of January 1, 2005 to December 31, 2005 and the pro-forma statement of operations for the period of January 1, 2004 to December 31, 2004. The table is presented to provide a more comparable statement of operations for the Company due to the change in the fiscal year end from January 1st to December 31st during the year 2004.

                                                    Twelve months ended      Pro-forma for the twelve
                                                     December 31, 2005     months ended December 31, 2004
                                                     -----------------     ------------------------------
                                                         Audited                   Unaudited
     Net Sales                                         $ 9,141,782                $ 6,384,468

     Cost of Sales                                       8,318,465                  5,171,524
                                                       -----------                -----------

     Gross Profit                                          823,317                  1,212,945

     General and Administrative Expenses                 1,613,813                  1,295,095
                                                       -----------                -----------

     Operating Income (Expense)                           (790,496)                   (82,150)
                                                       -----------                -----------

     Other Income (Expense)                                 74,659                   (496,039)

     Interest Expense                                     (109,074)                   (30,844)
                                                       -----------                -----------

     Income (Loss) Before Income Tax                      (824,911)                  (609,033)
                                                       -----------                -----------

     Provision for Income Taxes                             39,236                          0
                                                       -----------                -----------

     Net Income (Loss)                                 $  (864,147)               $  (609,033)
                                                       ===========                ===========

NOTE P- GOING CONCERN

     The Company has suffered recurring losses from operations, cash deficiencies and the inability to meet its maturing obligations without selling operating assets and restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern. The Company may raise additional funding through borrowings from financial institutions and defer the amounts due under the credit line and sales lease back transaction. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.