Form 10QSB
period 2006-03-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2006-05-19
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to _________________

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

     The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on May 18, 2006 was 32,343,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.............................................   1

     Item 1. Consolidated Financial Statements.............................   1

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  19

     Item 3. Controls and Procedures.......................................  23

PART II - OTHER INFORMATION................................................  24

     Item 1. Legal Proceedings.............................................  24

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...  24

     Item 3. Defaults Upon Senior Securities...............................  24

     Item 4. Submission of Matters to a Vote of Security Holders...........  24

     Item 5. Other Information.............................................  24

     Item 6. Exhibits .....................................................  24

Signatures.................................................................  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005


                                        March 31, 2006        December 31, 2005
                                        --------------        -----------------
                                          (Unaudited)
                ASSETS

Current Assets
  Cash and cash equivalents               $   914,857            $ 1,274,842
  Accounts receivable, net                  2,457,165              2,011,213
  Inventory                                   934,032                822,284
  Other receivables                           139,816                 99,869
  Prepaid expenses                             89,047                 98,533
                                          -----------            -----------

      Total Current Assets                  4,534,917              4,306,741
                                          -----------            -----------

Fixed Assets, net                           7,513,799              6,420,514
                                          -----------            -----------

Other Assets
  Deposits                                     26,141                 25,886
  Other assets                                614,800                608,800
                                          -----------            -----------

      Total Other Assets                      640,941                634,686
                                          -----------            -----------

      Total Assets                        $12,689,657            $11,361,941
                                          ===========            ===========

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                             March 31, 2006       December 31, 2005
                                                             --------------       -----------------
                                                               (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                       $  3,651,362           $  2,004,056
  Current portion, long-term debt                                1,663,575              1,682,214
  Obligations under capital leases - current portion               354,494                351,034
                                                              ------------           ------------

      Total Current Liabilities                                  5,669,431              4,037,304

Long-term debt, net of current portion                           1,746,231              1,718,226
Obligations under capital leases                                   502,199                585,057
                                                              ------------           ------------

      Total Liabilities                                          7,917,861              6,340,587
                                                              ------------           ------------

Minority Interest                                                   97,759                101,607

Stockholders' Equity
  Common stock, $.0001 par value, 50,000,000 shares
  authorized, 32,342,000 issued and outstanding                      3,234                  3,234
  Additional paid in capital                                     6,735,078              6,735,078
  Other comprehensive income                                       230,875                177,254
  Retained deficit                                              (2,295,150)            (1,995,819)
                                                              ------------           ------------

      Total Stockholders' Equity                                 4,674,037              4,919,747
                                                              ------------           ------------

      Total Liabilities and Stockholders' Equity              $ 12,689,657           $ 11,361,941
                                                              ============           ============

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                        March 31, 2006         March 31, 2005
                                                        --------------         --------------
Sales, net                                               $  2,317,904           $    992,645

Cost of sales                                               2,047,335                747,839
                                                         ------------           ------------

      Gross Profit                                            270,569                244,806

General and administrative expenses                           515,347                400,456
                                                         ------------           ------------

      Income (loss) from operations                          (244,778)              (155,650)
                                                         ------------           ------------
Other (Income) Expense
  Interest income                                                  --                   (102)
  Collection of bad debts                                          --               (499,951)
  Other income                                                     --                (47,467)
  (Gain) loss of currency exchange                               (242)               (24,947)
  Other expenses                                                   --                  1,416
  Interest expense                                             60,147                 18,882
  Minority Interest                                            (5,352)                 5,091
                                                         ------------           ------------

      Total Other (Income) Expense                             54,553               (547,078)
                                                         ------------           ------------

      Income (loss) before income taxes                      (299,331)               391,428

Provision for income taxes                                         --                128,593
                                                         ------------           ------------

      Net income (loss)                                  $   (299,331)          $    262,835
                                                         ============           ============

Net income (loss) per share (basic and diluted)
  Basic                                                  $     (0.009)          $      0.008
  Diluted                                                $     (0.009)          $      0.008

Weighted average number of shares
  Basic                                                    32,342,000             32,342,000
  Diluted                                                  32,342,000             32,342,000

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                          March 31, 2006        March 31, 2005
                                                                          --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                        $  (299,331)          $   262,835
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                             205,784               180,431
     Bad debt                                                                       --                80,292
     Minority interest                                                          (5,352)                5,091
     Translation adjustment                                                         --                13,870
     Decrease (Increase) in notes and accounts receivables                    (445,952)             (537,081)
     Decrease (Increase) in other receivables                                   39,947               125,078
     Decrease (Increase) in inventories                                       (111,748)             (115,745)
     Decrease (Increase) in deposit                                               (255)             (110,052)
     Decrease (Increase) in prepaid expenses                                     9,486                   (27)
     Decrease (Increase) in other current assets                                    --               (62,416)
     Increase (Decrease) in accounts payable and accrued expenses            1,647,306                23,652
     Increase (Decrease) in income tax payable                                      --               127,420
                                                                           -----------           -----------
         Total Adjustments                                                   1,339,216              (269,487)
                                                                           -----------           -----------

         Net cash provided by (used in) operating activities                 1,039,885                (6,652)
                                                                           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                (1,269,065)             (633,763)
  Decrease (Increase) in other assets                                           (6,000)
                                                                           -----------           -----------
         Net cash provided by (used in) investing activities                (1,275,065)             (633,763)
                                                                           -----------           -----------

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                    March 31, 2006         March 31, 2005
                                                                    --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of notes payable                                            $   (91,436)          $  (506,000)
  Payment of capital lease                                                (79,398)                   --
  Payment of debt                                                         (45,084)             (147,620)
  Proceeds from long-term debt                                            145,886               928,176
  Payment of loan to related party                                             --               (36,118)
                                                                      -----------           -----------

         Net cash provided by (used in) financing activities              (70,032)              238,438
                                                                      -----------           -----------

Effect of exchange rate change on cash                                    (54,773)             (127,419)

Net change in cash and cash equivalents                                  (359,985)             (529,396)
                                                                      -----------           -----------

Cash and cash equivalents at beginning of year                          1,274,842               991,109
                                                                      -----------           -----------

Cash and cash equivalents at end of year                              $   914,857           $   461,713
                                                                      ===========           ===========

Supplemental cash flows disclosures:
  Income tax payments                                                 $         0           $         0
                                                                      -----------           -----------

  Interest payments                                                   $    60,147           $    18,882
                                                                      -----------           -----------

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                     March 31, 2006       December 31, 2005
                                                     --------------       -----------------
                                                      (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                       32,342,000             32,342,000
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                             32,342,000             32,342,000
                                                     ------------           ------------

Common stock, par value $.0001
  Balance at beginning of period                     $      3,234           $      3,234
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                                  3,234                  3,234
                                                     ------------           ------------

Additional paid in capital
  Balance at beginning of period                        6,735,078              6,735,078
  Issuance of stock                                            --                     --
                                                     ------------           ------------

  Balance at end of period                              6,735,078              6,735,078
                                                     ------------           ------------

Other comprehensive income
  Balance at beginning of period                          177,254               (308,367)
  Foreign currency translation                             53,621                485,621
                                                     ------------           ------------

  Balance at end of period                                230,875                177,254
                                                     ------------           ------------

Retained earnings (deficits)
  Balance at beginning of period                       (1,995,819)            (1,131,672)
  Net income (loss)                                      (299,331)              (864,147)
                                                     ------------           ------------

  Balance at end of period                             (2,295,150)            (1,995,819)
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,674,037           $  4,919,747
                                                     ============           ============

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

    Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. - BVI, pursuant to an Exchange Agreement dated as of May 26, 2004 by and among Nano Superlattice Technology, Inc. - BVI and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc. - BVI shares, Nano Superlattice Technology, Inc. issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. - BVI, representing 91.6% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. - a Taiwanese developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers specifically in the computer, mechanical and molding industries.

    The Company, through Nano Superlattice Technology, Inc. - Taiwan is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, smarter, cheaper, cleaner and more precisely than they would otherwise be. The Company operates in an industry characterized by rapid technological changes. It will need additional investments and funding in order to complete the development and improvements necessary for the development and production of the nano-scale coating technology.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

    REVENUE RECOGNITION

    Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

    PRINCIPLES OF CONSOLIDATION

    The  consolidated   financial   statements  include  the  accounts  of  Nano
    Superlattice Technology, Inc., and its wholly owned subsidiaries Nano Superlattice Technology, Inc. - BVI and its majority owned subsidiary, Nano Superlattice Technology, Inc. - Taiwan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

    FINANCIAL STATEMENT PRESENTATION

    Certain changes to the 2005 financial statements have been made to conform to the 2006 financial statement format.

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

           Furniture and Fixtures                              5 years
           Equipment                                        5-20 years
           Computer Hardware and Software                    2-5 years

    EXCHANGE GAIN (LOSS)

    As of March 31, 2006 and 2005, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

    TRANSLATION ADJUSTMENT

    As of March 31, 2006, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

    As of March 31, 2006 and December 31, 2005 the exchange rates between NTD and the USD were NTD$1=USD$0.03074 and NTD$1=USD$0.03044, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03098, NTD$1=USD$0.03117, and NTD$1=USD$0.02979 for the period
    (year) ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Total translation adjustment recognized as of March 31, 2006 and December 31, 2005 is $230,875 and $177,254, respectively.

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

    STATEMENT OF CASH FLOWS

    In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

    INVENTORY

    Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2006 and December 31, 2005, inventory consisted only of finished goods.

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

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    On January 1, 2002 the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

    NEW ACCOUNTING PRONOUNCEMENTS

    In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company does not believe the impact of the change will be material.

    In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

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

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
    Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position,

NOTE C - CASH

    The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,740. As of March 31, 2006 there was $475,065 uninsured portions of the balances held at these banks.

NOTE D - FIXED ASSETS

    Fixed assets consist of the following:

                                        March 31, 2006        December 31, 2005
                                        --------------        -----------------
    Machinery and equipment               $ 7,402,299           $ 6,138,207
    Furniture and fixtures                    359,466               359,466
    Leased equipment                          943,640               943,640
                                          -----------           -----------

                                          $ 8,705,405           $ 7,441,313

    Accumulated depreciation               (1,191,606)           (1,020,799)
                                          -----------           -----------

                                          $ 7,513,799           $ 6,420,514
                                          ===========           ===========

NOTE E - COMMITMENTS

    The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $16,760 and $21,865 for the three months ended March 31, 2006 and 2005, respectively.

    The Company has future minimum lease obligations as follows:

               Year                   Amount
               ----                   ------

               2007                   $ 861

               Total                  $ 861

      Capital leases -The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows (see note G):

               Year                    Amount
               ----                    ------
               2007                   $354,494
               2008                    354,494
               2009                    147,705
                                      --------

               Total                  $856,693
                                      ========

NOTE F - COMPENSATED ABSENCES

    Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2006, vacation liability exists in the amount of $2,897.

NOTE G - SALES-LEASEBACK TRANSACTION

    In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of March 31, 2006, the Company has a balance due of $856,693 (see Note
    E).

    The Company is currently in default of their sales-leaseback transaction and therefore the entire amount of the capitalized lease has been categorized as a current liability (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

    In September 2005 the Company entered into a sales-leaseback agreement (Note
    G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of March 31, 2006, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

    Total Federal and State income tax expense for the three months ended March 31, 2006 and 2005 amounted to $0 and $0, respectively. For the three months ended March 31, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

    The following is a reconciliation of income tax expense:


    03/31/06         U.S.         State     International    Total
                  --------      --------    -------------   --------
    Current       $      0      $      0      $      0      $      0
    Deferred             0             0             0             0
                  --------      --------      --------      --------

    Total         $      0      $      0      $      0      $      0
                  ========      ========      ========      ========

    03/31/05         U.S.         State     International    Total
                  --------      --------    -------------   --------
    Current       $      0      $      0      $128,593      $128,593
    Deferred             0             0             0             0
                  --------      --------      --------      --------

    Total         $      0      $      0      $128,593      $128,593
                  ========      ========      ========      ========

    Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                                3/31/06       3/31/05
                                                -------       -------
    Federal statutory tax rate                     34%           34%
    State, net of federal benefit                   0%            0%
                                                -----         -----

    Effective tax rate                             34%           34%
                                                =====         =====

NOTE J - OTHER COMPREHENSIVE INCOME

    Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2006 and December 31, 2005 are as follows:

                                     Foreign Currency        Accumulated Other
                                  Translation Adjustment    Comprehensive Income
                                  ----------------------    --------------------
    Balance at December 31, 2004       $(308,367)                $(308,367)
    Change for 2005                    $ 485,621                 $ 485,621
                                       ---------                 ---------

    Balance at December 31, 2005       $ 177,254                 $ 177,254
    Change for 2006                    $  53,621                 $  53,621
                                       ---------                 ---------

    Balance at March 31, 2006          $ 230,875                 $ 230,875
                                       =========                 =========

NOTE K - DEBT

    At March 31,  2006 and  December31,  2005,  the  Company  had notes  payable
    outstanding  in  the  aggregate   amount  of  $3,409,806   and   $3,400,440,
    respectively, payable as follows:

             March 31, 2006                                            December 31, 2005
             --------------                                            -----------------
    Note  payable  to a bank in Taiwan,                    Note   payable   to  a  bank  in
    interest at 7.4% per annum,  due by                    Taiwan,  interest  at 7.35%  per
    November 10, 2008                       $   53,215     annum, due by November 10, 2008      $   57,128

    Note  payable  to a bank in Taiwan,                    Note   payable   to  a  bank  in
    interest at 6.7% per annum,  due by                    Taiwan,  interest  at 6.65%  per
    November 10, 2008                          123,250     annum, due by November 10, 2008         132,419

    Note  payable  to a bank in Taiwan,                    Note   payable   to  a  bank  in
    interest  at 5% per  annum,  due by                    Taiwan,   interest   at  5%  per
    April 30, 2007                             116,348     annum, due by April 30, 2007            149,428

    Note  payable  to a bank in Taiwan,                    Note   payable   to  a  bank  in
    interest  at 6.407% per annum,  due                    Taiwan,  interest  at 6.351% per
    by July 21, 2007                           204,934     annum, due by July 21, 2007             240,983

    Secured  Note  payable to a bank in                    Secured  Note  payable to a bank
    Taiwan,   interest  at  3.545%  per                    in  Taiwan,  interest  at  3.47%
    annum, due by January 17, 2012             845,350     per annum,  due by  January  17,
                                                           2012                                    837,100

    Note  payable  to a bank in Taiwan,                    Note   payable   to  a  bank  in
    interest  at 5.66% per  annum,  due                    Taiwan,  interest  at 6.054% per
    by November 16, 2006                        16,693     annum, due by November 16, 2006          22,551

    Note  payable  to a bank in Taiwan,                    Note   payable   to  a  bank  in
    interest  at 5.66% per  annum,  due                    Taiwan,  interest  at 6.054% per
    by November 16, 2006                        66,774     annum, due by November 16, 2006          90,206

    Secured  Note  payable to a bank in                    Secured  Note  payable to a bank
    Taiwan,   interest   at  3.8%   per                    in Taiwan,  interest at 3.7% per
    annum, due by August 8, 2010               614,800     annum, due by August 8, 2010            608,800
                                                           Short-term  Note  payable  to  a
    Note  payable  to a bank in Taiwan,                    bank  in  Taiwan,   interest  at
    interest  at 6% per  annum,  due by                    6.1% per annum,  due by February
    January 17, 2009                           145,886     24, 2006                                  3,527
                                                           Short-term  Note  payable  to  a
    Short-term  Note  payable to a bank                    bank  in  Taiwan,   interest  at
    in  Taiwan,  interest  at 2.05% per                    6.1% per annum,  due by February
    annum, due by July 12, 2006              1,222,556     10, 2006                                 28,760

                                                           Short-term  Note  payable  to  a
                                                           bank  in  Taiwan,   interest  at
                                                           5.75%   per   annum,    due   by
                                                           February 18, 2006                        12,797

                                                           Short-term  Note  payable  to  a
                                                           bank  in  Taiwan,   interest  at
                                                           2.06% per annum,  due by January
                                                           13, 2006                              1,216,741
                                            ----------                                          ----------
    Total                                    3,409,806     Total                                 3,400,440

    Current portion                         $1,663,575     Current portion                      $1,682,214
                                            ----------                                          ----------

    Long-term portion                       $1,746,231     Long-term portion                    $1,718,226
                                            ==========                                          ==========

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE M - GOING CONCERN

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


                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company operates in an industry characterized by rapid technological changes. It will need additional investments and funding in order to complete the development and improvements necessary for the development and production of the nano-scale coating technology.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, and elsewhere in this Form 10-QSB.

The following table presents the consolidated results of the Company for the three months ended March 31, 2006 and 2005. The discussion following the table compares the results of the quarter ended March 31, 2006 with those of the quarter ended March 31, 2005.

                                                        Three Months Ended
                                                  -----------------------------
                                                    March 31,         March 31,
                                                      2005              2005
                                                  -----------       -----------

Sales, net                                        $ 2,317,904       $   992,645

Cost of sales                                       2,047,335           747,839
                                                  -----------       -----------

      Gross profit                                    270,569           244,806

General and administrative expenses                   515,347           400,456
                                                  -----------       -----------

      Income (loss) from operations                  (244,778)         (155,650)
                                                  -----------       -----------
Other (Income) Expense
  Interest income                                          --              (102)
  Collection of bad debts                                  --          (499,951)

  Other income                                             --           (47,467)
  (Gain) loss of currency exchange                       (242)          (24,947)
  Other expenses                                           --             1,416
  Interest expense                                     60,147            18,882
  Minority interest                                    (5,352)            5,091
                                                  -----------       -----------

      Total Other (Income) Expense                     54,553          (547,078)
                                                  -----------       -----------

      Income (loss) before income taxes              (299,331)          391,428

Provision for income taxes                                 --           128,593
                                                  -----------       -----------

      Net income (loss)                           $  (299,331)      $   262,835
                                                  ===========       ===========

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

NET SALES. Net sales for the three months ended March 31, 2006 were $2,317,904 compared to $992,645 for the three months ended March 31, 2005. The increase in net sales was due to a general increase in business to existing and new customers and the introduction of new nano-coating products during the 2006 period, as compared to sales volume in the 2005 period, which was affected by the Company's shift from sales of relatively lower-margin products to research and development of nano-scale coating technology.

COST OF SALES. Cost of sales for the three months ended March 31, 2006 was $2,047,335, or 88.3% of net sales, as compared to $747,839 or 75.3% of net sales, for the three months ended March 31, 2005. The increase in cost of sales as compared to net sales was due to increased sales of lower-margin products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2006 were $515,347 or 22.2% of net sales, as compared to $400,456 or 40.3% of net sales, for the three months ended March 31, 2005. The increase in general and administrative expenses was due to increases in bad debt expense and amortization. The decrease in general and administrative expenses as compared to net sales was because fixed overhead, including salaries, rent and depreciation, constituting a major portion of administrative expenses, remained relatively constant as compared to increased net sales.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended March 31, 2006 was $(244,778) as compared to $(155,650) for the three months ended March 31, 2005. This change was primarily the result of the reasons described above during the three months ended March 31, 2006.

OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended March 31, 2006 was $54,553 as compared to $(547,078) for the three months ended March 31, 2005. This change is primarily attributable to the recovery of bad debt in the quarter ended March 31, 2005.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2006 was $(299,331) as compared to income of $262,835 for the three months ended March 31, 2005 primarily for the reasons described above.

The terms of the sale lease-back agreement referenced below required the Company to transfer the piece of equipment to the lessor free of any liens or security interests. Since the equipment sold and leased back had been previously pledged to a Taiwan bank in connection with a line of credit, the Company is in default of the lease-back agreement. If, as a result of the breach of this agreement, the Company lost use of the equipment, such loss could materially affect the Company's financial condition and results of operations in that the Company's business could be disrupted until such time as the Company could replace the equipment or secure other alternatives.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $914,857 at March 31, 2006 and $1,274,842 at December 31, 2005. Our total current assets were $4,534,917 at March 31, 2006 as compared to $4,306,741 at December 31, 2005. Our total current liabilities were $5,669,431 at March 31, 2006 as compared to $4,037,304 at December 31, 2005. On
July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,471,493. Repayment of such amounts could materially affect our liquidity position.

We had working capital at March 31, 2006 of $(1,134,514) compared with working capital of $269,437 at December 31, 2005. This decrease in working capital was to due to an increase in accounts payable and accrued expenses resulting from the introduction of new, higher volume products, partially offset by an increase in accounts and notes receivable. During the three months ended March 31, 2006, net cash provided by operations was $1,039,885. Net cash used in investing activities was $1,275,065, for equipment purchases, and net cash used in financing activities was $70,032, which consisted of repayment of loans, partially offset by new borrowings. Net change in cash and cash equivalents was $(359,985) for the first quarter of 2006.

CAPITAL EXPENDITURES. Total capital expenditures during the three months ended March 31, 2006 was $1,269,065.

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

We have suffered recurring losses from operations, cash deficiencies and the inability to meet our maturing obligations without selling operating assets and restructuring debts. These issues may raise substantial concern about our ability to continue as a going concern. We may raise additional funding through borrowings from financial institutions and defer the amounts due under the credit line and sales lease back transaction. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern.

CURRENCY EXCHANGE FLUCTUATIONS

As of March 31, 2006, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of March 31, 2006 and December 31, 2005, the exchange rates between NTD and the USD was NTD$1=USD$0.03074 and NTD$1=USD$0.03044, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1=USD$0.03098 and NTD$1=USD$0.03117, and NTD$1=USD$0.03117 for the period (year) ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Total translation adjustment recognized as of March 31, 2006 and December 31, 2005 is $230,875 and $177,254, respectively.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive and financial officers have concluded, as of the Evaluation Date, that the Company's disclosure controls and procedures were effective.

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 9, 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of March 31, 2006, the Company has a balance due of $856,693. However, the equipment sold and leased back had already been pledged as collateral for the Company's line of credit with a bank in Taiwan which it entered into on July 29, 2005. The bank has recourse to repossess the asset or demand payment in full. As of March 31, 2006, and the date of this report, no such demand has been made. Because of the default with the line of credit transaction and the sale-lease back agreement the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved. The total amount due as a result of the default under both agreements is approximately $1,471,493.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
31.1    Certification   of   Chief   Executive    Officer   pursuant   to   Rule
        13A-14(a)/15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(a)/15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                   Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: May 19, 2006                   By: /s/ Alice Tzu-Shia Hwang
                                         -----------------------------------
                                         Alice Tzu-Shia Hwang
                                         President and Chairman of the Board
                                         (Principal Executive Officer)


Dated: May 19, 2006                   By: /s/ Chien-Fang Wang
                                         -----------------------------------
                                         Chien-Fang Wang
                                         Vice President
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
------                                  -----------
31.1    Certification   of   Chief   Executive    Officer   pursuant   to   Rule
        13A-14(a)/15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(a)/15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).