Form 10QSB
period 2006-06-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2006-08-21
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2006

                                       or

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

     The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on August 21, 2006 was 32,343,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..............................................  2

     Item 1. Consolidated Financial Statements..............................  2

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 19

     Item 3. Controls and Procedures........................................ 24

PART II - OTHER INFORMATION................................................. 25

     Item 1. Legal Proceedings.............................................. 25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 25

     Item 3. Defaults Upon Senior Securities................................ 25

     Item 4. Submission of Matters to a Vote of Security Holders............ 25

     Item 5. Other Information.............................................. 25

     Item 6. Exhibits ...................................................... 25

Signatures.................................................................. 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIRIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30, 2006     December 31, 2005
                                             -------------     -----------------
                                              (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                   $   717,187         $ 1,274,842
  Accounts receivable, net                      2,134,679           2,011,213
  Inventory                                     1,098,291             822,284
  Other receivables                                81,849              99,869
  Prepaid expenses                                 39,673              98,533
                                              -----------         -----------

      Total curent assets                       4,071,679           4,306,741
                                              -----------         -----------

Fixed assets, net                               7,300,417           6,420,514
                                              -----------         -----------

Other assets:
  Deposits                                         26,082              25,886
  Other assets                                    613,400             608,800
                                              -----------         -----------

      Total other assets                          639,482             634,686
                                              -----------         -----------

      Total assets                            $12,011,578         $11,361,941
                                              ===========         ===========

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 2006        December 31, 2005
                                                                    -------------        -----------------
                                                                     (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $  3,016,445           $  2,004,056
  Current portion, long-term debt                                       1,788,571              1,682,214
  Obligation under capital leases-current portion                         309,773                351,034
                                                                     ------------           ------------

      Total current liabilities                                         5,114,789              4,037,304

Long-term debt, net of current portion                                  1,785,841              1,718,226

Obligations under capital leases                                          400,413                585,057
                                                                     ------------           ------------

      Total liabilities                                                 7,301,043              6,340,587

Minority Interest                                                          97,013                101,607

Stockholders' equity:
  Common stock, $.0001 par value, 50,000,000 shares
   authorized, 32,343,000 issued and outstanding 32,343,000                 3,234                  3,234
  Additional paid-in capital                                            6,735,078              6,735,078
  Other comprehensive income                                              220,503                177,254
  Retained deficit                                                     (2,345,293)            (1,995,819)
                                                                     ------------           ------------

      Total stockholders' equity                                        4,613,522              4,919,747
                                                                     ------------           ------------

      Total liabilities and stockholders' equity                     $ 12,011,578           $ 11,361,941
                                                                     ============           ============

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended,                   Six Months Ended,
                                                   -------------------------------      -------------------------------
                                                   June 30, 2006     June 30, 2005      June 30, 2006     June 30, 2005
                                                   -------------     -------------      -------------     -------------
Sales, net                                          $ 2,644,716       $   938,250        $ 4,962,620       $ 1,930,895

Cost of sales                                         2,331,656           885,039          4,378,991         1,632,878
                                                    -----------       -----------        -----------       -----------

Gross profit                                            313,060            53,211            583,629           298,017

General and administrative expenses                     312,094           330,843            827,441           731,299
                                                    -----------       -----------        -----------       -----------

Income (Loss) from operations                               966          (277,632)          (243,812)         (433,282)
                                                    -----------       -----------        -----------       -----------
Other (Income) expense:
  Interest income                                          (580)             (553)              (580)             (655)
  Collection of bad debts                                    --            (1,378)                --          (548,796)
  Other income                                               --                --                 --                --
  (Gain) loss of currency exchange                           --               (63)              (242)          (25,010)
  Interest expense                                       40,906            21,832            101,053            40,714
  Other expenses                                             --            81,929                 --            83,345
  Minority interest                                        (537)           (5,405)            (5,889)              314
                                                    -----------       -----------        -----------       -----------

Total other (income) expense                             39,789            96,362             94,342          (450,088)
                                                    -----------       -----------        -----------       -----------

Income (Loss) before income taxes                       (38,823)         (373,994)          (338,154)           16,806

Provision for income taxes                               11,320          (121,050)            11,320             7,543
                                                    -----------       -----------        -----------       -----------

Net income (loss)                                   $   (50,143)      $  (252,944)       $  (349,474)      $     9,263
                                                    ===========       ===========        ===========       ===========
Net income (loss) per share (basic and diluted)
  Basic                                             $    (0.002)      $    (0.008)       $    (0.011)      $     0.000
                                                    ===========       ===========        ===========       ===========
  Diluted                                           $    (0.002)      $    (0.008)       $    (0.011)      $     0.000
                                                    ===========       ===========        ===========       ===========
Weighted average number of shares
  Basic                                              32,343,000        32,343,000         32,343,000        32,343,000
                                                    ===========       ===========        ===========       ===========
  Diluted                                            32,343,000        32,343,000         32,343,000        32,343,000
                                                    ===========       ===========        ===========       ===========

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                  2006                  2005
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $  (349,474)          $     9,263
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                 419,302               378,448
     Bad debt                                                                           --                35,768
     Minority interest                                                              (5,889)                  314
     Translation adjustment                                                             --               (33,663)
     Decrease (Increase) in notes and accounts receivables                        (109,541)             (145,541)
     Decrease (Increase) in other receivables                                       18,995               124,366
     Decrease (Increase) in inventories                                           (272,961)             (242,471)
     Decrease (Increase) in prepaid expenses and other current assets               60,304              (173,471)
     Increase (Decrease) in accounts payable and accrued expenses                1,010,360               168,615
                                                                               -----------           -----------
         Total Adjustments                                                       1,120,571               112,365
                                                                               -----------           -----------

Net cash provided by (used in) operating activities                                771,097               121,628
                                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (1,119,413)             (724,311)
  Decrease (Increase) in deferred expenses                                        (130,949)                   --
                                                                               -----------           -----------

Net cash used in investing activities                                           (1,250,362)             (724,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                               $   466,250           $ 1,430,619
  Payments of debt                                                                (575,307)           (1,054,396)
  Payment of loan to related party                                                      --              (251,371)
                                                                               -----------           -----------

Net cash provided by financing activities                                         (109,058)              124,852

Effect of exchange rate change on cash                                              30,668                    --
                                                                               -----------           -----------

Net change in cash and cash equivalents                                           (557,655)             (477,831)
                                                                               -----------           -----------

Cash and cash equivalents at beginning of period                                 1,274,842               991,109
                                                                               -----------           -----------
Cash and cash equivalents at end of period                                     $   717,187           $   513,278
                                                                               ===========           ===========
Supplemental cash flows disclosures:
     Income tax payments                                                       $        --           $        --
                                                                               ===========           ===========
     Interest payments                                                         $   102,406           $    40,714
                                                                               ===========           ===========

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    June 30, 2006         December 31, 2005
                                                    -------------         -----------------
                                                     (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                       32,343,000             32,343,000
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                             32,343,000             32,343,000
                                                     ------------           ------------
Common stock, par value $.001
  Balance at beginning of period                     $      3,234           $      3,234
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                                  3,234                  3,234
                                                     ------------           ------------
Additional paid in capital
  Balance at beginning of period                        6,735,078              6,735,078
  Issuance of stock                                            --                     --
                                                     ------------           ------------

  Balance at end of period                              6,735,078              6,735,078
                                                     ------------           ------------
Other comprehensive income
  Balance at beginning of period                          177,254               (308,367)
  Foreign currency translation                             43,249                485,621
                                                     ------------           ------------

  Balance at end of period                                220,503                177,254
                                                     ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                       (1,995,819)            (1,131,672)
  Net income (loss)                                      (349,474)              (864,147)
                                                     ------------           ------------

  Balance at end of period                             (2,345,293)            (1,995,819)
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,613,522           $  4,919,747
                                                     ============           ============

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2006


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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulation of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

    REVENUE RECOGNITION

    Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

    PRINCIPLES OF CONSOLIDATION

    The  consolidated   financial   statements  include  the  accounts  of  Nano
    Superlattice Technology, Inc., and its wholly owned subsidiaries Nano Superlattice Technology, Inc. - BVI and its majority-owed subsidiary, Nano Superlattice Technology, Inc. - Taiwan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

           Furniture and Fixtures                   5 years
           Equipment                                5-20 years
           Computer Hardware and Software           2-5 years

    EXCHANGE GAIN (LOSS)

    As of June 30, 2006 and 2005, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

    As of June 30, 2006 and December 31, 2005, the exchange rates between NTD and the USD was NTD$1 = USD$0.03067 and NTD$1 = USD$0.03044, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03103 and NTD$1 = USD$0.03117, respectively. Total translation adjustment recognized as of June 30, 2006 and December 31, 2005 is $220,503 and $177,254, respectively.

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

    INVENTORY

    Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of June 30, 2006 and December 31, 2005, inventory consisted only of finished goods.

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

    NEW ACCOUNTING PRONOUNCEMENTS

    In March 2005, FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company's financial position, results of operations or cash flows.

    In May 2005, the Financial Accounting Standards Board ("FASB") SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

    In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

NOTE C -CASH

    The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,670. As of June 30, 2006 there was $423,797 uninsured portions of the balances held at the bank.

NOTE D - FIXED ASSETS

    Fixed assets consist of the following:

                                         June 30, 2006        December 31, 2005
                                         -------------        -----------------
    Machinery and equipment               $ 7,700,122           $ 6,138,207
    Furniture and fixtures                    359,466               359,466
    Leased equipment                          943,640               943,640
                                          -----------           -----------

                                          $ 9,003,228           $ 7,441,313

    Accumulated depreciation               (1,702,811)           (1,020,799)
                                          -----------           -----------

                                          $ 7,300,417           $ 6,420,514
                                          ===========           ===========

NOTE E - COMMITMENTS

    The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $25,507 and $33,772 for the six months ended June 30, 2006 and 2005, respectively.

    The Company has future minimum lease obligations as follows:

                   Year                    Amount
                   ----                    ------
                   2007                   $ 51,014
                   2008                     51,875
                                          --------
                   Total                  $102,889
                                          ========

    Capital leases - The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows: (see Note H)

                   Year                    Amount
                   ----                    ------
                   2007                   $309,773
                   2008                    363,543
                   2009                     36,870
                                          --------
                   Total                  $710,186
                                          ========

NOTE F - COMPENSATED ABSENCES

    Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 31, 2006 and 2005, vacation liability exists in the amount of $2,623 and $4,299, respectively.

NOTE G - SALES-LEASEBACK TRANSACTION

    In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of June 30, 2006, the Company has a balance due of $710,186 (see Note E).

    The Company is currently in default of their sales-leaseback transaction (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

    In September 2005 the Company entered into a sales-leaseback agreement (Note
    G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of June 30, 2006, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

    Total Federal and State income tax expense for the six months ended June 30, 2006 and 2005 amounted to $0 and $0 respectively. For the six months ended June 30, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

    The following is a reconciliation of income tax expense:

    06/30/06            U.S.            State         International       Total
    --------            ----            -----         -------------       -----
    Current           $     0          $     0          $11,320          $11,320
    Deferred                0                0                0                0
                      -------          -------          -------          -------
    Total             $     0          $     0          $11,320          $11,320
                      =======          =======          =======          =======

    06/30/05            U.S.            State         International       Total
    --------            ----            -----         -------------       -----
    Current           $     0          $     0          $ 7,543          $ 7,543
    Deferred                0                0                0                0
                      -------          -------          -------          -------
    Total             $     0          $     0          $ 7,543          $ 7,543
                      =======          =======          =======          =======

      Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                        6/30/06      6/30/05
                                        -------      -------
    Federal statutory tax rate             34%          34%
    State, net of federal benefit           0%           0%
                                         ----         ----

    Effective tax rate                     34%          34%
                                         ====         ====

NOTE J - OTHER COMPREHENSIVE INCOME

    Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2006 and December 31, 2005 are as follows:

                                     Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------

    Balance at December 31, 2004        $(308,367)              $(308,367)
    Change for 2005                     $ 485,621               $ 485,621
                                        ---------               ---------

    Balance at December 31, 2005        $ 177,254               $ 177,254
    Change for 2006                     $ 432,249               $  43,249
                                        ---------               ---------

    Balance at June 30, 2006            $ 220,503               $ 220,503
                                        =========               =========

NOTE K - DEBT

      At June 30, 2006 and December 31, 2005, the Company had notes payable outstanding in the aggregate amount of $3,574,412 and $ $3,400,440, respectively. The secured notes are secured by the Company's machinery, time deposits, and short-term investments. Payable as follows:

June 30, 2006                                             December 31, 2005
-------------                                             -----------------
Note  payable  to a bank in Taiwan,                     Note   payable   to  a  bank  in
interest at 7.4% per annum,  due by                     Taiwan,  interest  at 7.35%  per
November 10, 2008                        $   48,222     annum, due by November 10, 2008                $ 57,128

Note  payable  to a bank in Taiwan,                     Note   payable   to  a  bank  in
interest at 6.7% per annum,  due by                     Taiwan,  interest  at 6.65%  per
November 10, 2008                           111,665     annum, due by November 10, 2008                 132,419

Note  payable  to a bank in Taiwan,                     Note   payable   to  a  bank  in
interest  at 5% per  annum,  due by                     Taiwan,   interest   at  5%  per
April 30, 2007                               98,630     annum, due by April 30, 2007                    149,428

Note  payable  to a bank in Taiwan,                     Note   payable   to  a  bank  in
interest  at 6.407% per annum,  due                     Taiwan,  interest  at 6.351% per
by July 21, 2007                            164,397     annum, due by July 21, 2007                     240,983

Secured  Note  payable to a bank in                     Secured  Note  payable to a bank
Taiwan,   interest  at  3.545%  per                     in  Taiwan,  interest  at  3.47%
annum, due by January 17, 2012              843,424     per annum, due by January 17, 2012              837,100

Note  payable  to a bank in Taiwan,                     Note   payable   to  a  bank  in
interest  at 5.66% per  annum,  due                     Taiwan,  interest  at 6.054% per
by November 16, 2006                         10,502     annum, due by November 16, 2006                  22,551

Note  payable  to a bank in Taiwan,                     Note   payable   to  a  bank  in
interest  at 5.66% per  annum,  due                     Taiwan,  interest  at 6.054% per
by November 16, 2006                         42,009     annum, due by November 16, 2006                  90,206

Secured  Note  payable to a bank in                     Secured  Note  payable to a bank
Taiwan,   interest   at  3.8%   per                     in Taiwan,  interest at 3.7% per
annum, due by August 8, 2010                613,400     annum, due by August 8, 2010                    608,800

Note  payable  to a bank in Taiwan,                     Short-term  Note  payable  to  a
interest  at 6% per  annum,  due by                     bank  in  Taiwan,   interest  at
January 17, 2009                            133,720     6.1% per annum, due by February 24, 2006          3,527

Note  payable  to a bank in Taiwan,                     Short-term  Note  payable  to  a
interest  at 5.625% per annum,  due                     bank  in  Taiwan,   interest  at
by April, 3, 2008                           282,470     6.1% per annum, due by February 10, 2006         28,760

Short-term  Note  payable to a bank                     Short-term  Note  payable  to  a
in  Taiwan,  interest  at 2.05% per                     bank  in  Taiwan,   interest  at
annum, due by July 12, 2006               1,225,973     5.75%   per   annum,    due   by
                                                        February 18, 2006                                12,797

                                                        Short-term  Note  payable  to  a
                                                        bank  in  Taiwan,   interest  at
                                                        2.06% per annum, due by January 13, 2006      1,216,741
                                         ----------                                                  ----------
Total                                     3,574,412     Total                                         3,400,440
Current portion                          $1,788,571     Current portion                              $1,682,214
                                         ----------                                                  ----------
Long-term portion                        $1,785,841     Long-term portion                            $1,718,226
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

The following table presents the consolidated results of the Company for the three and six months ended June 30, 2006 and 2005. The discussion following the table compares the results for the three and six months ended June 30, 2006 with those for the three and six months ended June 30, 2005.

                                                   Three Months Ended,                   Six Months Ended,
                                            -------------------------------      -------------------------------
                                            June 30, 2006     June 30, 2005      June 30, 2006     June 30, 2005
                                            -------------     -------------      -------------     -------------
Sales, net                                   $ 2,644,716       $   938,250        $ 4,962,620       $ 1,930,895

Cost of sales                                  2,331,656           885,039          4,378,991         1,632,878
                                             -----------       -----------        -----------       -----------

Gross profit                                     313,060            53,211            583,629           298,017

General and administrative expenses              312,094           330,843            827,441           731,299
                                             -----------       -----------        -----------       -----------

Income (Loss) from operations                        966          (277,632)          (243,812)         (433,282)
                                             -----------       -----------        -----------       -----------
Other (Income) expense:
  Interest income                                   (580)             (553)              (580)             (655)
  Collection of bad debts                             --            (1,378)                --          (548,796)
  Other income                                        --                --                 --                --
  (Gain) loss of currency exchange                    --               (63)              (242)          (25,010)
  Interest expense                                40,906            21,832            101,053            40,714
  Other expenses                                      --            81,929                 --            83,345
  Minority interest                                 (537)           (5,405)            (5,889)              314
                                             -----------       -----------        -----------       -----------

Total other (income) expense                      39,789            96,362             94,342          (450,088)
                                             -----------       -----------        -----------       -----------

Income (Loss) before income taxes                (38,823)         (373,994)          (338,154)           16,806

Provision for income taxes                        11,320          (121,050)            11,320             7,543
                                             -----------       -----------        -----------       -----------

Net income (loss)                            $   (50,143)      $  (252,944)       $  (349,474)      $     9,263
                                             ===========       ===========        ===========       ===========

THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

NET SALES. Net sales for the three months ended June 30, 2006 were $2,644,716 compared to $938,250 for the three months ended June 30, 2005. The increase in net sales was due to a general increase in business to existing and new customers and the introduction of new nano-coating products during the 2006 period, as compared to sales volume in the 2005 period, which was affected by the Company's shift from sales of relatively lower-margin products to research and development of nano-scale coating technology.

COST OF SALES. Cost of sales for the three months ended June 30, 2006 was $2,331,656 or 88.2% of net sales, as compared to $885,039 or 94.33% of net sales, for the three months ended June 30, 2005. The decrease in cost of sales as compared to net sales was due to increased sales of higherer-margin products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2006 were $312,094 or 11.8% of net sales, as compared to $330,843 or 35.3% of net sales, for the three months ended June 30, 2005. The decrease in general and administrative expenses was due to decreases in salary, travel expense and transportation expense. The decrease in general and administrative expenses as compared to net sales was because the increase in sales and the decrease of salary, travel expense and transportation expense.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended June 30, 2006 was $966 as compared to $(277,632) for the three months ended June 30, 2005. This change was primarily the result of the reasons described above during the three months ended June 30, 2006.

OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended June 30, 2006 was $39,789 as compared to $96,362 for the three months ended June 30, 2005. This change is primarily attributable to the decease in other expenses in the quarter ended June 30, 2005.

NET INCOME (LOSS). Net income (loss) for the three months ended June 30, 2006 was $(50,143) as compared to income of $(252,944) for the three months ended June 30, 2005 primarily for the reasons described above.

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

NET SALES. Net sales for the six months ended June 30, 2006 were $4,962,620 compared to $1,930,895 for the six months ended June 30, 2005. The increase in net sales was due to a general increase in business to existing and new customers and the introduction of new nano-coating products during the 2006 period, as compared to sales volume in the 2005 period, which was affected by the Company's shift from sales of relatively lower-margin products to research and development of nano-scale coating technology.

COST OF SALES. Cost of sales for the six months ended June 30, 2006 was $4,378,991, or 88.2% of net sales, as compared to $1,632,878 or 84,6% of net sales, for the six months ended June 30, 2005. The increase in cost of sales as compared to net sales was due to increased sales of lower-margin products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2006 were $827,441 or 16.7% of net sales, as compared to $731,299 or 37.9% of net sales, for the six months ended June 30, 2005. The increase in general and administrative expenses was due to increases in professional fees and amortization. The decrease in general and administrative expenses as compared to net sales was because fixed overhead, including salaries, rent and depreciation, constituting a major portion of administrative expenses, remained relatively constant as compared to increased net sales.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the six months ended June 30, 2006 was $(243,812) as compared to $(433,282) for the six months ended June 30, 2005. This change was primarily the result of the reasons described above during the six months ended June 30, 2006.

OTHER (INCOME) EXPENSE. Other (income) expense for the six months ended June 30, 2006 was $94,342 as compared to $(450,088) for the six months ended June 30, 2005. This change is primarily attributable to the recovery of bad debt in the quarter ended June 30, 2005.

NET INCOME (LOSS). Net income (loss) for the six months ended June 30, 2006 was $(349,474) as compared to income of $9,263 for the six months ended June 30, 2005 primarily for the reasons described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $717,187 at June 30, 2006 and $1,274,842 at December 31, 2005. Our total current assets were $4,071,679 at June 30, 2006 as compared to $4,306,741 at December 31, 2005. Our total current liabilities were $5,114,789 at June 30, 2006 as compared to $4,037,304 at December 31, 2005. On
July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,323,586. Repayment of such amounts could materially affect our liquidity position.

We had working capital at June 30, 2006 of $(1,043,110) compared with working capital of $269,437 at December 31, 2005. This decrease in working capital was to due to an increase in accounts payable and accrued expenses resulting from the introduction of new, higher volume products, partially offset by an increase in accounts and notes receivable. During the six months ended June 30, 2006, net cash provided by operations was $771,097. Net cash used in investing activities was $1,250,362, for equipment purchases, and net cash used in financing activities was $109,058, which consisted of repayment of loans, partially offset by new borrowings. Net change in cash and cash equivalents was $(557,655) for the six months ended June 30, 2006.

CAPITAL EXPENDITURES. Total capital expenditures during the six months ended June 30, 2006 was $1,119,413.

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

CURRENCY EXCHANGE FLUCTUATIONS

As of June 30, 2006, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of June 30, 2006 and December 31, 2005, the exchange rates between NTD and the USD was NTD$1 = USD$0.03067 and NTD$1 = USD$0.03044, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03103 and NTD$1 = USD$0.03117, respectively. Total translation adjustment recognized as of June 30, 2006 and December 31, 2005 is $220,503 and $177,254,
respectively.

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

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 9, 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of June 30, 2006, the Company has a balance due of $710,186. However, the equipment sold and leased back had already been pledged as collateral for the Company's line of credit with a bank in Taiwan which it entered into on July 29, 2005. The bank has recourse to repossess the asset or demand payment in full. As of June 30, 2006, and the date of this report, no such demand has been made. Because of the default with the line of credit transaction and the sale-lease back agreement the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved. The total amount due as a result of the default under both agreements is approximately $1,323,586.

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

                                      NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: August 21, 2006                By: /s/ Alice Tzu-Shia Hwang
                                         -----------------------------------
                                         Alice Tzu-Shia Hwang
                                         President and Chairman of the Board
                                         (Principal Executive Officer)


Dated: August 21, 2006                By: /s/ Chien-Fang Wang
                                         -----------------------------------
                                         Chien-Fang Wang
                                         Vice President
                                         (Principal Financial Officer)

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