Form 10QSB
period 2006-09-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2006-11-14
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________

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

     The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on November 13, 2006 was 32,343,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION..............................................  3

     Item 1. Consolidated Financial Statements..............................  3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 19

     Item 3. Controls and Procedures........................................ 23

PART II - OTHER INFORMATION................................................. 24

     Item 1. Legal Proceedings.............................................. 24

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 24

     Item 3. Defaults Upon Senior Securities................................ 24

     Item 4. Submission of Matters to a Vote of Security Holders............ 24

     Item 5. Other Information.............................................. 24

     Item 6. Exhibits ...................................................... 24

Signatures.................................................................. 25

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIRIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                      September 30, 2006      December 31, 2005
                                      ------------------      -----------------
                                          (Unaudited)
                    ASSETS

Current assets:
  Cash and cash equivalents               $   410,275            $ 1,274,842
  Accounts receivable, net                  2,348,109              2,011,213
  Inventory                                 1,784,867                822,284
  Other receivables                           121,390                 99,869
  Prepaid expenses                             15,671                 98,533
                                          -----------            -----------

      Total curent assets                   4,680,312              4,306,741
                                          -----------            -----------

Fixed assets, net                           7,373,786              6,420,514
                                          -----------            -----------
Other assets:
  Deposits                                     24,184                 25,886
  Other assets                                604,600                608,800
                                          -----------            -----------

      Total other assets                      628,784                634,686
                                          -----------            -----------

      Total assets                        $12,682,882            $11,361,941
                                          ===========            ===========

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 2006     December 31, 2005
                                                                  ------------------     -----------------
                                                                     (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $  3,443,602           $  2,004,056
  Current portion, long-term debt                                       1,721,140              1,682,214
  Obligation under capital leases-current portion                         348,612                351,034
                                                                     ------------           ------------

      Total current liabilities                                         5,513,354              4,037,304

Long-term debt, net of current portion                                  1,843,535              1,718,226

Obligations under capital leases                                          250,109                585,057
                                                                     ------------           ------------

      Total liabilities                                                 7,606,998              6,340,587

Minority Interest                                                         104,475                101,607

Stockholders' equity:
  Common stock, $.0001 par value, 50,000,000 shares
   authorized, 32,343,000 issued and outstanding 32,343,000                 3,234                  3,234
  Additional paid-in capital                                            6,735,078              6,735,078
  Other comprehensive income                                              138,052                177,254
  Accumulated deficit                                                  (1,904,955)            (1,995,819)
                                                                     ------------           ------------

      Total stockholders' equity                                        4,971,409              4,919,747
                                                                     ------------           ------------

      Total liabilities and stockholders' equity                     $ 12,682,882           $ 11,361,941
                                                                     ============           ============

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended,                      Nine Months Ended,
                                                ---------------------------------------   ---------------------------------------
                                                September 30, 2006   September 30, 2005   September 30, 2006   September 30, 2005
                                                ------------------   ------------------   ------------------   ------------------
Sales, net                                         $  2,154,703         $  1,752,313         $  7,117,323         $  3,683,208

Cost of sales                                         1,572,944            1,071,013            5,951,936            2,703,891
                                                   ------------         ------------         ------------         ------------

Gross profit                                            581,759              681,300            1,165,387              979,317

General and administrative expenses                     283,132              417,176            1,110,572            1,148,475
                                                   ------------         ------------         ------------         ------------

Income (Loss) from operations                           298,627              264,124               54,815             (169,158)
                                                   ------------         ------------         ------------         ------------
Other (Income) expense:
  Interest income                                       (23,747)                 (72)             (24,327)                (727)
  Collection of bad debts                                    --                4,651                   --             (544,145)
  (Gain) loss on sale of fixed assets                  (203,865)             435,860             (203,865)             435,860
  (Gain) loss of currency exchange                          (24)                (280)                (266)             (25,290)
  Interest expense                                       76,917               29,623              177,970               70,337
  Other expenses                                             --               (2,114)                  --               81,231
  Minority interest                                       9,070               (3,030)               3,181               (2,716)
                                                   ------------         ------------         ------------         ------------

Total other (income) expense                           (141,649)             464,638              (47,307)              14,550
                                                   ------------         ------------         ------------         ------------

Income (Loss) before income taxes                       440,276             (200,514)             102,122             (183,708)

Provision for income taxes                                  (62)              (7,543)              11,258                   --
                                                   ------------         ------------         ------------         ------------

Net income (loss)                                  $    440,338         $   (192,971)        $     90,864         $   (183,708)
                                                   ============         ============         ============         ============
Net income (loss) per share (basic and diluted)
  Basic                                            $      0.014         $     (0.006)        $      0.003         $     (0.006)
                                                   ============         ============         ============         ============
  Diluted                                          $      0.014         $     (0.006)        $      0.003         $     (0.006)
                                                   ============         ============         ============         ============
Weighted average number of shares
  Basic                                              32,343,000           32,343,000           32,343,000           32,343,000
                                                   ============         ============         ============         ============
  Diluted                                            32,343,000           32,343,000           32,343,000           32,343,000
                                                   ============         ============         ============         ============

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                          ---------------------------------
                                                                             2006                  2005
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                       $    90,864           $  (183,708)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                            699,742               572,682
     Bad debt                                                                  85,873                56,070
     (Gain) loss on sale of fixed assets                                     (203,865)              435,860
     Minority interest                                                          3,181                (2,716)
     Translation adjustment                                                        --               (85,162)
     Decrease (Increase) in notes and accounts receivables                   (443,954)              158,100
     Decrease (Increase) in other receivables                                 (22,673)             (111,509)
     Decrease (Increase) in inventories                                      (988,434)             (351,065)
     Decrease (Increase) in prepaid expenses and other current assets          83,895              (106,326)
     Increase (Decrease) in accounts payable and accrued expenses           1,483,366              (559,013)
                                                                          -----------           -----------
         Total Adjustments                                                    697,131                 6,921
                                                                          -----------           -----------

Net cash provided by (used in) operating activities                           787,995              (176,787)
                                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment                                                          --               (30,120)
  Proceeds from sale of property, plant and equipment                         493,760               933,720
  Purchases of property, plant and equipment                               (1,870,246)           (1,603,635)
  Decrease (Increase) in deferred expenses                                   (139,664)                   --
  Decrease in refundable deposits                                               1,555                    --
                                                                          -----------           -----------

Net cash used in investing activities                                      (1,514,595)             (700,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                          $   689,900           $ 1,834,456
  Payments of debt                                                           (836,102)           (1,208,090)
  Issuance of note for capitalized leases                                          --             1,042,032
  Payments on capitalized leases                                                   --               (28,945)
  Payment of loan to related party                                                 --              (250,871)
                                                                          -----------           -----------

Net cash provided by (used in) financing activities                          (146,202)            1,388,582

Effect of exchange rate change on cash                                          8,235                    --
                                                                          -----------           -----------

Net change in cash and cash equivalents                                      (864,567)              511,760
                                                                          -----------           -----------

Cash and cash equivalents at beginning of period                            1,274,842               991,109
                                                                          -----------           -----------
Cash and cash equivalents at end of period                                $   410,275           $ 1,502,869
                                                                          ===========           ===========
Supplemental cash flows disclosures:
  Income tax payments                                                     $        --           $        --
                                                                          ===========           ===========
  Interest payments                                                       $   177,970           $    40,714
                                                                          ===========           ===========

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  September 30, 2006      December 31, 2005
                                                  ------------------      -----------------
                                                     (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                       32,343,000             32,343,000
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                             32,343,000             32,343,000
                                                     ------------           ------------
Common stock, par value $.001
  Balance at beginning of period                     $      3,234           $      3,234
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                                  3,234                  3,234
                                                     ------------           ------------
Additional paid in capital
  Balance at beginning of period                        6,735,078              6,735,078
  Issuance of stock                                            --                     --
                                                     ------------           ------------

  Balance at end of period                              6,735,078              6,735,078
                                                     ------------           ------------
Other comprehensive income
  Balance at beginning of period                          177,254               (308,367)
  Foreign currency translation                            (39,202)               485,621
                                                     ------------           ------------

  Balance at end of period                                138,052                177,254
                                                     ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                       (1,995,819)            (1,131,672)
  Net income (loss)                                        90,864               (864,147)
                                                     ------------           ------------

  Balance at end of period                             (1,904,955)            (1,995,819)
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,971,409           $  4,919,747
                                                     ============           ============

                 See Accompanying Notes to Financial Statements

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2006


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

     Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. - BVI, pursuant to an Exchange Agreement dated as of May 26, 2004 by and among Nano Superlattice Technology, Inc. - BVI and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc. - BVI shares, Nano Superlattice Technology, Inc issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. - BVI, representing 91.6% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. - Taiwan, a Taiwanese developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers specifically in the computer, mechanical and molding industries.

     The Company, through Nano Superlattice Technology, Inc. - Taiwan, is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, smarter, cheaper, cleaner and more precisely than they would otherwise be. The Company operates in an industry characterized by rapid technological changes. They will need additional investments and funding in order to complete the development and improvements necessary for the development and production of the nano-scale coating technology.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulation of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     REVENUE RECOGNITION

     Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

     PRINCIPLES OF CONSOLIDATION

     The  consolidated   financial  statements  include  the  accounts  of  Nano
     Superlattice Technology, Inc., and its wholly-owned subsidiaries Nano Superlattice Technology, Inc. - BVI and its majority-owned subsidiary, Nano Superlattice Technology, Inc. - Taiwan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

           Furniture and Fixtures                           5 years
           Equipment                                        5-20 years
           Computer Hardware and Software                   2-5 years

     EXCHANGE GAIN (LOSS)

     As of September 30, 2006 and 2005, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

     As of September 30, 2006 and December 31, 2005, the exchange rates between NTD and the USD was NTD$1 = USD$0.03023 and NTD$1 = USD$0.03044, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03086 and NTD$1 = USD$0.03117, respectively. Total translation adjustment recognized as of September 30, 2006 and December 31, 2005 is $138,052 and $177,254, respectively.

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

     INVENTORY

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2006 and December 31, 2005, inventory consisted only of finished goods.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

     In September 2006, the FASB also issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to the Company, as it does not have a defined benefit pension plan.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 for its fiscal year ending December 31, 2006 and is assessing what impact, if any, the adoption of SAB 108 will have on its financial position and results of operations.

NOTE C - CASH

     The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,230. As of September 30, 2006 there was $237,721 uninsured portions of the balances held at the bank.

NOTE D - FIXED ASSETS

     Fixed assets consist of the following:

                                    September 30, 2006        December 31, 2005
                                    ------------------        -----------------
     Machinery and equipment           $ 7,899,405               $ 6,138,207
     Furniture and fixtures                256,267                   359,466
     Leased equipment                      937,130                   943,640
                                       -----------               -----------

                                       $ 9,092,802               $ 7,441,313

     Accumulated depreciation           (1,719,016)               (1,020,799)
                                       -----------               -----------

                                       $ 7,373,786               $ 6,420,514
                                       ===========               ===========

NOTE E - COMMITMENTS

     The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $42,062 and $55,510 for the nine months ended September 30, 2006 and 2005, respectively.

     The Company has future minimum lease obligations as follows:

     Twelve-month ended
        September 30                 Amount
        ------------                 ------
           2007                     $51,844
           2008                      24,758
                                    -------

           Total                    $76,602
                                    =======

     Capital leases -The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows:
     (see Note H)

     Twelve-month ended
        September 30                 Amount
        ------------                 ------
           2007                     $348,612
           2008                      250,109
                                    --------

           Total                    $598,721
                                    ========

NOTE F - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2006 and 2005, vacation liability exists in the amount of $2,164 and $4,069, respectively.

NOTE G - SALES-LEASEBACK TRANSACTION

     In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of September 30, 2006, the Company has a balance due of $598,721 (see Note E).

     The Company is currently in default of this sales-leaseback transaction (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

     In September 2005 the Company entered into a sales-leaseback agreement (Note G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of September 30, 2006, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

     Total Federal and State income tax expense for the six months ended September 30, 2006 and 2005 amounted to $0 and $0 respectively. For the nine months ended September 30, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

    09/30/06            U.S.            State         International       Total
    --------            ----            -----         -------------       -----
    Current           $     0          $     0          $11,258          $11,258
    Deferred                0                0                0                0
                      -------          -------          -------          -------
    Total             $     0          $     0          $11,258          $11,258
                      =======          =======          =======          =======

    09/30/05            U.S.            State         International       Total
    --------            ----            -----         -------------       -----
    Current           $     0          $     0          $     0          $     0
    Deferred                0                0                0                0
                      -------          -------          -------          -------
    Total             $     0          $     0          $     0          $     0
                      =======          =======          =======          =======

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                         9/30/06      9/30/05
                                         -------      -------
     Federal statutory tax rate             34%          34%
     State, net of federal benefit           0%           0%
                                          ----         ----

     Effective tax rate                     34%          34%
                                          ====         ====

NOTE J - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2006 and December 31, 2005 are as follows:

                                     Foreign Currency         Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------

     Balance at December 31, 2004        $(308,367)               $(308,367)
     Change for 2005                     $ 485,621                $ 485,621
                                         ---------                ---------

     Balance at December 31, 2005        $ 177,254                $ 177,254
     Change for 2006                     $ (39,202)               $ (39,202)
                                         ---------                ---------

     Balance at September 30, 2006       $ 138,052                $ 138,052
                                         =========                =========

NOTE K - DEBT

     At September 30, 2006 and December 31, 2005, the Company had notes payable outstanding in the aggregate amount of $3,564,675 and $ $3,400,440, respectively. The secured notes are secured by the Company's machinery, time deposits, and short-term investments. Payable as follows:

                   September 30, 2006                                        December 31, 2005
                   ------------------                                        -----------------
Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 7.52% per  annum,  due                       Taiwan,  interest  at 7.35%  per
by November 10, 2008                         $ 42,969     annum, due by November 10, 2008           $ 57,128

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 6.82% per  annum,  due                       Taiwan,  interest  at 6.65%  per
by November 10, 2008                           99,426     annum, due by November 10, 2008            132,419

                   September 30, 2006                                        December 31, 2005
                   ------------------                                        -----------------
Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 5% per  annum,  due by                       Taiwan,   interest   at  5%  per
April 30, 2007                               $ 71,141     annum, due by April 30, 2007             $ 149,428

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 6.535% per annum,  due                       Taiwan,  interest  at 6.351% per
by July 21, 2007                              123,081     annum, due by July 21, 2007                240,983

Secured  Note  payable to a bank in                       Secured  Note  payable to a bank
Taiwan,   interest   at  3.63%  per                       in  Taiwan,  interest  at  3.47%
annum, due by January 17, 2012                831,325     per annum,  due by  January  17, 2012      837,100

Usance  L/C  payable  to a bank  in                       Note   payable   to  a  bank  in
Taiwan,   interest   at  7.1%   per                       Taiwan,  interest  at 6.054% per
annum, due by March 21, 2007                   10,756     annum, due by November 16, 2006             22,551

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest at 5.5% per annum,  due by                       Taiwan,  interest  at 6.054% per
September 7, 2008                             211,610     annum, due by November 16, 2006             90,206

Secured  Note  payable to a bank in                       Secured  Note  payable to a bank
Taiwan,   interest   at  3.87%  per                       in Taiwan,  interest at 3.7% per
annum, due by August 8, 2010                  604,600     annum, due by August 8, 2010               608,800

Note  payable  to a bank in Taiwan,                       Short-term  Note  payable  to  a
interest  at 6% per  annum,  due by                       bank  in  Taiwan,   interest  at
January 17, 2009                              119,924     6.1% per annum,  due by February 24, 2006    3,527

Note  payable  to a bank in Taiwan,                       Short-term  Note  payable  to  a
interest  at 5.75% per  annum,  due                       bank  in  Taiwan,   interest  at
by April, 3, 2008                             242,228     6.1% per annum, due by February 10, 2006    28,760

Short-term  Note  payable to a bank                       Short-term  Note  payable  to  a
in  Taiwan,  interest  at 2.52% per                       bank  in  Taiwan,   interest  at
annum, due by March 9, 2006                 1,207,615     5.75%   per   annum,    due   by
                                                          February 18, 2006                           12,797

                   September 30, 2006                                        December 31, 2005
                   ------------------                                        -----------------
                                                          Short-term  Note  payable  to  a
                                                          bank  in  Taiwan,   interest  at
                                                          2.06% per annum,  due by January
                                                          13, 2006                                 1,216,741
                                           ----------                                             ----------
Total                                      $3,564,675     Total                                   $3,400,440

Current portion                             1,721,140     Current portion                          1,682,214
                                           ----------                                             ----------
Long-term portion                          $1,843,535     Long-term portion                       $1,718,226
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

GENERAL

The Company, through Nano Superlattice Technology, Inc. - Taiwan, is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, cheaper, cleaner and more precisely than they would otherwise be.

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

The following table presents the consolidated results of the Company for the three and nine months ended September 30, 2006 and 2005. The discussion following the table compares the results for the three and nine months ended September 30, 2006 with those for the three and nine months ended September 30, 2005.

                                                    Three Months Ended,                          Nine Months Ended,
                                          ----------------------------------------    ----------------------------------------
                                          September 30, 2006    September 30, 2005    September 30, 2006    September 30, 2005
                                          ------------------    ------------------    ------------------    ------------------
Sales, net                                   $ 2,154,703           $ 1,752,313           $ 7,117,323           $ 3,683,208

Cost of sales                                  1,572,944             1,071,013             5,951,936             2,703,891
                                             -----------           -----------           -----------           -----------

Gross profit                                     581,759               681,300             1,165,387               979,317

General and administrative expenses              283,132               417,176             1,110,572             1,148,475
                                             -----------           -----------           -----------           -----------

Income (Loss) from operations                    298,627               264,124                54,815              (169,158)
                                             -----------           -----------           -----------           -----------

Other (Income) expense:
  Interest income                                (23,747)                  (72)              (24,327)                 (727)
  Collection of bad debts                             --                 4,651                    --              (544,145)
  Other income                                  (203,865)              435,860              (203,865)              435,860
  (Gain) loss of currency exchange                   (24)                 (280)                 (266)              (25,290)
  Interest expense                                76,917                29,623               177,970                70,337
  Other expenses                                      --                (2,114)                   --                81,231
  Minority interest                                9,070                (3,030)               (3,181)               (2,716)
                                             -----------           -----------           -----------           -----------

Total other (income) expense                    (141,649)              464,638               (47,307)               14,550
                                             -----------           -----------           -----------           -----------

Income (Loss) before income taxes                440,276              (200,514)              102,122              (183,708)

Provision for income taxes                           (62)               (7,543)               11,258                    --
                                             -----------           -----------           -----------           -----------

Net income (loss)                            $   440,338           $  (192,971)          $    90,864           $  (183,708)
                                             ===========           ===========           ===========           ===========

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

NET SALES. Net sales for the three months ended September 30, 2006 were $2,154,703 compared to $1,752,313 for the three months ended September 30, 2005. The increase in net sales was due to a general increase in business to existing and new customers and the introduction of new nano-coating products during the 2006 period, as compared to sales volume in the 2005 period, which was affected by the Company's shift from sales of relatively original products such as cable wire and computer accessories to research and development of nano-scale coating technology.

COST OF SALES. Cost of sales for the three months ended September 30, 2006 was $1,572,944 or 73.0% of net sales, as compared to $1,071,013 or 61.1% of net sales, for the three months ended September 30, 2005. The increase in cost of sales as compared to net sales was due to the increase in sales and the increase in direct labor and manufacturing expenses of nano-scale coating technology products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2006 were $283,132 or 13.1% of net sales, as compared to $417,176 or 23.8% of net sales, for the three months ended September 30, 2005. The decrease in general and administrative expenses was due to decrease in depreciation expense. The decrease in general and administrative expenses as compared to net sales was because other fixed overhead, including salaries and rent, constituting a major portion of administrative expenses, remained relatively constant as compared to increase in net sales.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended September 30, 2006 was $298,627 as compared to $264,124 for the three months ended September 30, 2005. This change was primarily the result of the reasons described above during the three months ended September 30, 2006.

OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended September 30, 2006 was $(141,649) as compared to $464,638 for the three months ended September 30, 2005. This change is primarily attributable to the gain on the sale of water chiller machinery in the quarter ended September 30, 2005.

NET INCOME (LOSS). Net income (loss) for the three months ended September 30, 2006 was $440,338 as compared to income of $(192,971) for the three months ended September 30, 2005 primarily for the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

NET SALES. Net sales for the nine months ended September 30, 2006 were $7,117,323 compared to $3,683,208 for the nine months ended September 30, 2005. The increase in net sales was due to a general increase in business to existing and new customers and the introduction of new nano-coating products during the 2006 period, as compared to sales volume in the 2005 period, which was affected by the Company's shift from sales of relatively original products such as cable wire and computer accessories to research and development of nano-scale coating technology.

COST OF SALES. Cost of sales for the nine months ended September 30, 2006 was $5,951,936, or 83.6% of net sales, as compared to $2,703,891 or 73.4% of net sales, for the nine months ended September 30, 2005. The increase in cost of sales as compared to net sales was due to the increase in sales and the increase in direct labor and manufacturing expenses of nano-scale coating technology products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2006 were $1,110,572 or 15.6% of net sales, as compared to $1,148,475 or 31.2% of net sales, for the nine months ended September 30, 2005. The decrease in general and administrative expenses as compared to net sales was because other fixed overhead, including salaries and rent, constituting a major portion of administrative expenses, remained relatively constant as compared to increase in net sales.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the nine months ended September 30, 2006 was $54,815 as compared to $(169,158) for the nine months ended September 30, 2005. This change was primarily the result of the reasons described above during the nine months ended September 30, 2006.

OTHER (INCOME) EXPENSE. Other (income) expense for the nine months ended September 30, 2006 was $(47,307) as compared to $14,550 for the nine months ended September 30, 2005. This change is primarily attributable to the recovery of bad debt and the gain on the sale of water chiller machinery in the quarter ended September 30, 2005.

NET INCOME (LOSS). Net income (loss) for the nine months ended September 30, 2006 was $90,864 as compared to income of $(183,708) for the nine months ended September 30, 2005, primarily for the reasons described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $410,275 at September 30, 2006 and $1,274,842 at December 31, 2005. Our total current assets were $4,680,312 at September 30, 2006 as compared to $4,306,741 at December 31, 2005. Our total current liabilities were $5,513,354 at September 30, 2006 as compared to $4,037,304 at December 31, 2005. On July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine, which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,203,321. Repayment of such amounts could materially affect our liquidity position.

We had working capital at September 30, 2006 of $(833,042) compared with working capital of $269,437 at December 31, 2005. This decrease in working capital was due to an increase in accounts payable and accrued expenses resulting from the introduction of new, higher volume products, partially offset by an increase in accounts and notes receivable. During the nine months ended September 30, 2006, net cash provided by operations was $787,995. Net cash used in investing activities was $1,514,595, for equipment purchases, and net cash used in financing activities was $146,202, which consisted of repayment of loans, partially offset by new borrowings. Net change in cash and cash equivalents was $(864,567) during the nine months ended September 30, 2006.

CAPITAL EXPENDITURES. Total capital expenditures during the nine months ended September 30, 2006 was $1,870,246.

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

CURRENCY EXCHANGE FLUCTUATIONS

As of September 30, 2006, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of September 30, 2006 and December 31, 2005, the exchange rates between NTD and the USD was NTD$1 = USD$0.03023 and NTD$1 = USD$0.03044, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03086 and NTD$1 = USD$0.03117, respectively. Total translation adjustment recognized as of September 30, 2006 and December 31, 2005 is $138,052 and $177,254,
respectively.

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

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 9, 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of September 30, 2006, the Company has a balance due of $598,721. However, the equipment sold and leased back had already been pledged as collateral for the Company's line of credit with a bank in Taiwan which it entered into on July 29, 2005. The bank has recourse to repossess the asset or demand payment in full. As of September 30, 2006, and the date of this report, no such demand has been made. Because of the default with the line of credit transaction and the sale-lease back agreement the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved. The total amount due as a result of the default under both agreements is approximately $1,203,321.

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

                                       NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: November 14, 2006               By: /s/ Alice Tzu-Shia Hwang
                                          --------------------------------------
                                          Alice Tzu-Shia Hwang
                                          President and Chairman of the Board
                                          (Principal Executive Officer)


Dated: November 14, 2006               By: /s/ Chien-Fang Wang
                                          --------------------------------------
                                          Chien-Fang Wang
                                          Vice President
                                          (Principal Financial Officer)

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