Form 10KSB
period 2006-12-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2007-04-03
CIK 1080316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) under the Exchange Act [ ]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $9,469,590.

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 2, 2007 was approximately $3,610,350, based upon the last trading price of $0.15 per share as reported by the Over the Counter Bulletin Board on such date.

There were 32,343,000 shares of the Issuer's common stock outstanding on April 2, 2007.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                             TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.  Description of Business.............................................. 1
Item 2.  Description of Property.............................................. 8
Item 3.  Legal Proceedings.................................................... 9
Item 4.  Submission of Matters to a Vote of Security Holders.................. 9

PART II....................................................................... 9
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities................ 9
Item 6.  Management's Discussion and Analysis or Plan of Operation............12
Item 7.  Financial Statements.................................................12
Item 8.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure............................................12

Item 8A. Controls and Procedures..............................................12

Item 8B. Other Information....................................................13

PART III 15
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................15
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................16
Item 12. Certain Relationships, Related Transactions and Director
          Independence........................................................16
Item 13. Exhibits.............................................................16
Item 14. Principal Accountant Fees and Services...............................17

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

     The Company believes its self-developed Superlattice ABS system technology improves flaws in complicated geometric structures of base materials. The Company believes that its handling method has already become practical for the cutting of tools and molds. The Company's system enables coating applications at the relatively low temperature of 500(0)C and below, which avoids affecting the precision or size of the tools or moldS being coated, which can become misshapen at high temperatures. The Company has adopted advanced technology for its anti-friction, anti-oxidation, and super strength techniques. When utilized on cutting tools such as grinder blades, drills, milling cutters, screw taps, hobs, sharper cutters, and saw cutters, the tools' lifespan are prolonged by three (3) to ten (10) times. The melting phenomenon of a nano-coated knife-edge is substantially reduced and the cutting surface is smoother. The consumption rate of the cutting tools and machine down time drop, which reduces production costs.

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

     The Company currently has 11 customers that have engaged Nano to coat drill bits of various sizes, from 0.01 cm to 2.3cm in width. The Company believes that in the .01 to .04cm range it is the only company in Taiwan, and perhaps one of very few in the world, with such production ability. The orders relating to these customers are all trial orders of small quantities and/or are for testing procedures in preparation to procure larger, sustained business.

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

EMPLOYEES

     As of March 29, 2007, The Company had a total of 20 full-time employees, working in the areas of Administration, Sales, Finance, Technical, Quality Assurance and Manufacturing. None of the Company's employees are members of a union or labor organization.

RESEARCH AND DEVELOPMENT

     The Company has spent the last year researching and developing special holders that can operate in conjunction with its specially designed machinery to facilitate the coating of certain products that need to be positioned precisely inside the plasma chamber during the coating process. The Company has incurred approximately $62,863 in the fiscal year ended December 31, 2006, $1,412 in the fiscal year ended December 31, 2005, and approximately $300,000 and $350,000 in fiscals year 2003 and 2004, respectively, on research and development costs, including consulting fees, personnel and equipment.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real property. The Company has one primary business location that it leases and in which it maintains office administration, sales and production facilities. The location of its primary business and manufacturing operations is No. 666, Jhensing Road, Gueishan Hsiang, Taoyuan Hsien, Taiwan. The term of this lease is from April 1, 2006 to March 31, 2008, and the Company pays a monthly rent of approximately US$4,197. The total number of square meters of this facility is 1,487.

ITEM 3. LEGAL PROCEEDINGS.

     Currently we are not a party to any legal proceedings, nor are we aware of any pending or threatened actions against us. Additionally, we will require that each of our client's indemnify us before we perform any on-site consulting services or assist with the opening of any new locations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31,
2006.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

     On June 17, 2004, the Company's common stock qualified for listing on The Over-the-Counter Bulletin Board. The Company's common stock is currently listed under the symbol "NSLT." Prior to that time, the Company was quoted on the Pink Sheets L.L.C. During that time, no public market existed for the Company's common stock or any other securities of the Company and therefore no pricing information for our prior two fiscal years is available. The following table sets forth the range of high and low bid prices reported by Nasdaq for the time period from January 1, 2005 to March 29, 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   High          Low
                                                   ----          ---
     FISCAL 2007
     Through March 29, 2007                        $0.20        $0.16

     FISCAL 2006
     Quarter ended March 31, 2006                  $4.25        $1.90
     Quarter ended June 30, 2006                    3.08         0.42
     Quarter ended September 30, 2006               0.48         0.12
     Quarter ended December 31, 2006                1.39         0.15

     FISCAL 2005
     Quarter Ended March 31, 2005                  $5.00        $2.75
     Quarter Ended June 30, 2005                    3.00         2.40
     Quarter Ended September 30, 2005               5.20         2.05
     Quarter Ended December 31, 2005                2.45         2.00

     As of March 29, 2007, there were approximately 1,468 record holders of our common stock. We have not paid any cash dividends on our common stock, and it currently intends to retain any future earnings to fund the development and growth of our business.

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

     Although our primary business focus is the superlattice nano-coating industry, in order to facilitate, maintain and make viable our business plan we have engaged in a number of sales activities in the role of a trading company involving a variety of wire and cable products as well as related manufacturing machinery. We conducted these business activities to fund the continuation of our development process and further the research and development of our core nano-coating technology as well as to better achieve our Company's overall business objectives. In the year period ended December 31, 2006, the sale of individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables generated more than 90% of our total revenue, as compared to 96% of our total revenue in the year ended December 31, 2005. While these business activities have been successful and profitable they do not represent our long term focus or the regular and continued practice in the future of our company and we do not anticipate generating material revenues from these activities during fiscal year 2006.

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

RESULTS OF OPERATIONS

AUDITED YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE AUDITED YEAR ENDED DECEMBER 31, 2005

     SALES.  Net sales for the year  ended  December  31,  2006 were  $9,469,590 compared to $9,141,782 for the year ended December 31, 2005, an increase of $327,808 or 3.58%. The increase in net sales was due to a general increase in business to customers and new customers and, as a result of new nano-coating products being in the early stages of selling, sales volume was generally low for the year ended December 31, 2006.

     COST OF SALES. Cost of sales for the year ended December 31, 2006 was $8,348,774 or 88.16% of sales, as compared to $8,318,465 or 90.99% of sales, for the year ended December 31, 2005. The increase in cost of sales was due to an increase in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $752,389, or 7.95% of sales, for the year ended December 31, 2006, as compared to $1,613,813 or 17.65% for the year ended December 31, 2005. The decrease in general and administrative expenses was due to the decrease in rental and traveling expenses.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the year ended December 31, 2006 was $368,428, compared to a income (loss) from operations for the year ended December 31, 2005 of $(790,496). This change was the result of reasons primarily described above.

     OTHER (INCOME) EXPENSE. Total other (income) expense was $550,489 for the year ended December 31, 2006 as compared to $34,415 for the year ended December 31, 2005. The increase in other expense was due to the impairment loss during the year ended December 31, 2006.

     NET INCOME (LOSS). Net income (loss) for the year ended December 31, 2006 was $(193,280) compared to net income of $(864,147) for the year ended December 31, 2005. The increase in net loss was due to reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $207,920 at December 31, 2006. Working capital at December 31, 2006 was $(1,377,102). We will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

     During the fiscal year ended December 31, 2006, net cash provided by operations was $475,042. Cash provided by financing activities was $677,766 for the fiscal year ended December 31, 2006. The net change in cash and cash equivalents was $(1,066,922) for the fiscal year ended December 31, 2006.

CAPITAL EXPENDITURES

     Total capital expenditures during the fiscal year ended December 31, 2006 was $3,306,359 for purchase of fixed assets.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7. FINANCIAL STATEMENTS.

     Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-20 hereof.

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

ITEM 8A. CONTROLS AND PROCEDURES.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     Not applicable.

                                    PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Set forth below are the names of the directors, executive officers and key employees of the Company as of March 29, 2007:

Name                       Age                      Title
----                       ---                      -----
Alice Tzu-Shia Hwang       52   President and Chairman of the Board of Directors
Yu-Chien Cheng             56   Director and Chief Supervisor of Technology
Chien-Fang Wang            54   Director and Vice President
Kevin Chung-Chieh Lin (1)  46   Director
Yun-Chun Tseng (1)         45   Director
Tzu-Sheng Su (1)           45   Director

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

           SECTION 16(a) OF BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during the year ended December 31, 2006, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, in 2006 to each of the following named executive officers (the "Named Executive Officers").

                                                          Option           All other
                        Year   Salary($)   Bonus($)    Awards($)(1)    compensation($)(2)    Total($)
                        ----   ---------   --------    ------------    ------------------    --------
Alice Tzu-Shia Hwang,
President               2006    36,900         0             0                  0             36,900

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth as of March 29, 2007 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's common stock;
(ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

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

ITEM 12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE.

     Throughout our history, certain members of the Board of Directors and management have made loans to us to cover operating expenses or operating deficiencies. During the fiscal year 2005, Alice Tzu-Shia Hwang, the Company's President, made loans to us to purchase items for the Company's business and for other general working capital purposes. As of December 31, 2005, all such loans had been repaid in full. As of December 31, 2006, the Company had a non-interest-bearing loan from Alice Tzu-Shia Hwang, the President and Chairwoman of the Board of the Company, in the amount of $768,887.

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

10.1 Employment Agreement, dated November 4, 2004, between Nano Superlattice Technology, Inc. and Yu-Chien Cheng.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our principal independent auditor during the fiscal years ended December 31, 2006 and December 31, 2005 was Simon & Edward LLP. Our principal independent auditor during the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was Simon & Edward LLP. The following are the services provided and the amount billed:

AUDIT FEES

     The aggregate fees billed by Simon & Edward LLP for professional services rendered for the review of the Company's financial statements included in the Company's Quarterly Report on Form 10-QSB for March 31, 2006, June 30, 2006 and September 30, 2006 was $22,500. The aggregate fees paid to Simon & Edward LLP for professional services rendered for the audit of the company's financial statements for the year ended December 31, 2006 and 2005 was $ 37,500.

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, Simon & Edward, LLP did not bill any fees for services rendered to us the fiscal years ended December 31, 2006 and December 31, 2005 for assurance and related services in connection with the audit or review of our consolidated financial statements.

     Other than the fees described under the caption "Audit Fees" above, Simon & Edward, LLP did not bill any fees for services rendered to us during the quarterly periods ended March 31, June 30, and September 30, 2005 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

     The aggregate tax fees billed by Simon & Edward, LLP for tax services during the year ended December 31, 2006 and 2005 was $0.

ALL OTHER FEES

     No other fees were billed by Simon & Edward, LLP for the year ended December 31, 2006 and 2005.

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

     Our Board pre-approved all of the professional services to be provided by Simon & Edward, LLP in connection with its audit of our financial statements and the other professional services it will provide to us during the fiscal year ended December 31, 2006 and 2005. In the future all such professional services will also be pre-approved by our Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NANO SUPERLATTICE TECHNOLOGY, INC.


Date: March 30, 2007          By: /s/ Alice Tzu-Shia Hwang
                                  --------------------------------------
                              Name:  Alice Tzu-Shia Hwang
                              Title: President and Chairman of the Board
                                     (Principal Executive Officer)


Date: March 30, 2007          By: /s/ Chien-Fang Wang
                                  --------------------------------------
                              Name:  Chien-Fang Wang
                              Title: Vice President
                                     (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                  Title                               Date
          ----                                  -----                               ----

/s/ Alice Tzu-Shia Hwang           President and Chairman of the Board          March 30, 2007
-------------------------------    (Principal Executive Officer)
Alice Tzu-Shia Hwang


/s/ Yu-Chien Chang                 Chief Inspector and Director                 March 30, 2007
-------------------------------
Yu-Chien Cheng


/s/ Chien-Fang Wang                Vice President and Director                  March 30, 2007
-------------------------------    (Principal Financial Officer)
Chien-Fang Wang


/s/ Kevin Chung-Chieh Lu           Director                                     March 30, 2007
-------------------------------
Kevin Chung-Chieh Lin


/s/ Yun-Chun Tseng                 Director                                     March 30, 2007
-------------------------------
Yun-Chun Tseng


/s/ Tzu-Sheng Su                   Director                                     March 30, 2007
-------------------------------
Tzu-Sheng Su

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

10.1 Employment Agreement, dated November 4, 2004, between Nano Superlattice Technology, Inc. and Yu-Chien Cheng.

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

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           DECEMBER 31, 2006 AND 2005


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Cash Flows                                    F-5

Consolidated Statements of Changes in Stockholders' Equity               F-7

Notes to Consolidated Financial Statements                               F-8




                               Simon & Edward, LLP
                        17700 Castleton Street, Suite 200
                           City of Industry, CA 91748

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Nano Superlattice Technology, Inc.

Gentlemen:

We have audited the accompanying consolidated balance sheet of Nano Superlattice Technology, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company continued to experience working capital insufficiency. The condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Simon & Edward, LLP
-----------------------------
City of Industry, California
March 23, 2007

                         NANO SUPERLATTICE TECHNOLGY INC
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                          DECEMBER 31,
                                              ----------------------------------
                                                 2006                   2005
                                              -----------            -----------
                                     ASSETS

Current Assets
  Cash and cash equivalents                   $   207,920            $ 1,198,552
  Restricted cash                                 140,742                 76,290
  Accounts receivable, net                      1,746,093              2,011,213
  Inventory                                     1,654,583                822,284
  Other receivables                               151,127                 99,869
  Prepaid expenses                                      2                 98,533
                                              -----------            -----------

      Total Current Assets                      3,900,467              4,306,741
                                              -----------            -----------

Fixed Assets, net                               8,159,798              6,420,514
                                              -----------            -----------
Other Assets
  Deposits                                         24,552                 25,886
  Other assets                                     67,568                608,800
                                              -----------            -----------

      Total Other Assets                           92,120                634,686
                                              -----------            -----------

      Total Assets                            $12,152,385            $11,361,941
                                              ===========            ===========


                   See Accompanying Notes and Auditor's Report

                        NANO SUPERLATTICE TECHNOLOGY INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                         DECEMBER 31,
                                                             -----------------------------------
                                                                 2006                   2005
                                                             ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                      $  2,234,800           $  2,004,056
  Due to related party                                            768,887                     --
  Current portion, long-term debt                               1,956,752              1,682,214
  Obligations under capital leases-current portion                317,130                351,034
                                                             ------------           ------------

      Total Current Liabilities                                 5,277,569              4,037,304

Long-term debt, net of current portion                          1,794,424              1,718,226
Obligations under capital leases                                  211,419                585,057
                                                             ------------           ------------

      Total Liabilities                                         7,283,412              6,340,587
                                                             ------------           ------------

Minority Interest                                                  99,318                101,607
                                                             ------------           ------------

Stockholders' Equity
  Common stock, $.0001 par value, 50,000,000 shares
   authorized, 32,343,000 issued and outstanding                    3,234                  3,234
  Additional paid in capital                                    6,735,078              6,735,078
  Other comprehensive income                                      220,442                177,254
  Accumulated deficit                                          (2,189,099)            (1,995,819)
                                                             ------------           ------------

      Total Stockholders' Equity                                4,769,655              4,919,747
                                                             ------------           ------------

      Total Liabilities and Stockholders' Equity             $ 12,152,385           $ 11,361,941
                                                             ============           ============

                   See Accompanying Notes and Auditor's Report

                        NANO SUPERLATTICE TECHNOLOGY INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                             2006                   2005
                                                         ------------           ------------
Sales, net                                               $  9,469,590           $  9,141,782

Cost of sales                                               8,348,774              8,318,465
                                                         ------------           ------------

      Gross Profit                                          1,120,816                823,317

General and administrative expenses                           752,389              1,613,813
                                                         ------------           ------------

      Income (loss) from operations                           368,427               (790,496)
                                                         ------------           ------------

Other (Income) Expense
  Interest income                                             (31,347)                (1,316)
  Gain on currency exchange                                      (265)               (24,196)
  Other (income) expense                                         (645)              (537,618)
  Miscellaneous                                               130,334                 89,347
  (Gane) Loss on sale of fixed assets                        (365,414)               413,906
  Interest expense                                            206,416                109,074
  Impairment loss                                             615,000
  Minority Interest                                            (3,590)               (14,782)
                                                         ------------           ------------

      Total Other (Income) Expense                            550,489                 34,415
                                                         ------------           ------------

      Loss before income taxes                               (182,062)              (824,911)

Provision for income taxes                                     11,218                 39,236
                                                         ------------           ------------
      Net loss                                           $   (193,280)          $   (864,147)
                                                         ============           ============
Net income (loss) per share (basic and diluted)
  Basic                                                  $     (0.006)          $     (0.027)
                                                         ============           ============
  Diluted                                                $     (0.006)          $     (0.027)
                                                         ============           ============
Weighted average number of shares
  Basic                                                    32,343,000             32,343,000
  Diluted                                                  32,343,000             32,343,000


                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                              YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                             2006                  2005
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                      $  (193,280)          $  (864,147)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                            565,424               693,313
     Amortization                                                            136,859                82,530
     Bad debt                                                                 23,116                14,620
     Impairment loss                                                         615,000                    --
     Minority interest                                                        (3,590)              (14,782)
     (Gane) Losses on fixed assets obsolescence                             (365,414)              413,906
     Decrease (Increase) in notes and accounts receivables                   259,073            (1,016,755)
     Decrease (Increase) in other receivables                                  2,047               124,763
     Decrease (Increase) in inventories                                     (827,159)             (174,774)
     Decrease (Increase) in prepaid expenses and other current assets         46,952              (157,238)
     Increase (Decrease) in accounts payable and accrued expenses            216,014             1,028,441
                                                                         -----------           -----------
        Total Adjustments                                                    668,322               994,024
                                                                         -----------           -----------

        Net cash provided by (used in) operating activities                  475,042               129,877
                                                                         -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in restricted cash                                     (63,951)              (76,290)
  Proceeds from disposal of property, plant and equipment                  1,281,882               966,270
  Purchases of property, plant and equipment                              (3,306,359)           (2,595,554)
  Decrease (increase) in refundable deposits                                   1,550                (9,330)
  Decrease (Increase) in other assets                                        (67,700)             (586,929)
                                                                         -----------           -----------

        Net cash used in investing activities                             (2,154,578)           (2,301,833)
                                                                         -----------           -----------


                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                              2006                  2005
                                                           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                           $   742,897           $ 2,664,452
  Payments of debt                                            (835,499)                   --
  Increase (decrease) in due to related party                  770,368              (251,371)
                                                           -----------           -----------

        Net cash provided by financing activities              677,766             2,413,081
                                                           -----------           -----------

Effect of exchange rate change on cash                         (65,152)              (33,683)

Net change in cash and cash equivalents                     (1,066,922)              259,537
                                                           -----------           -----------

Cash and cash equivalents at beginning of year               1,198,552               991,109
                                                           -----------           -----------

Cash and cash equivalents at end of year                   $   131,630           $ 1,198,552
                                                           ===========           ===========

Supplemental cash flows disclosures:
  Income tax payments                                      $    11,218           $        --
                                                           ===========           ===========

  Interest payments                                        $   205,537           $   109,074
                                                           ===========           ===========


                   See Accompanying Notes and Auditor's Report

                        NANO SUPERLATTICE TECHNOLOGY INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                   2006                2005
                                               ------------        ------------

Common stock, number of shares outstanding
  Balance at beginning of period                 32,343,000          32,343,000
  Common stock issued                                    --                  --
                                               ------------        ------------

  Balance at end of period                       32,343,000          32,343,000
                                               ------------        ------------
Common stock, par value $.001
  Balance at beginning of period               $      3,234        $      3,234
  Common stock issued                                    --                  --
                                               ------------        ------------

  Balance at end of period                            3,234               3,234
                                               ------------        ------------
Additional paid in capital
  Balance at beginning of period                  6,735,078           6,735,078
  Issuance of stock                                      --                  --
                                               ------------        ------------

  Balance at end of period                        6,735,078           6,735,078
                                               ------------        ------------
Other comprehensive income
  Balance at beginning of period                    177,254            (308,367)
  Foreign currency translation                       43,188             485,621
                                               ------------        ------------

  Balance at end of period                          220,442             177,254
                                               ------------        ------------
Retained earnings (deficits)
  Balance at beginning of period                 (1,995,819)         (1,131,672)
  Net income (loss)                                (193,280)           (864,147)
                                               ------------        ------------

  Balance at end of period                       (2,189,099)         (1,995,819)
                                               ------------        ------------

Total stockholders' equity at end of period    $  4,769,655        $  4,919,747
                                               ============        ============


                   See Accompanying Notes and Auditor's Report

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2006 AND DECEMBER 31, 2005


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

           Furniture and Fixtures                           2-5 years
           Equipment                                        5-20 years
           Computer Hardware and Software                   2-5 years

     EXCHANGE GAIN (LOSS)

     As of December 31, 2006 and 2005, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     TRANSLATION ADJUSTMENT

     As of December 31, 2006 and December 31, 2005, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of December 31, 2006 and 2005,  the exchange  rates  between NTD and the
     USD was NTD$1=USD$0.03069 and NTD$1=USD$0.03044, respectively. The weighted-average rate of exchange between NTD and USD as of December 31, 2006 and 2005 was NTD$1=USD$0.03075 and NTD$1=USD$0.03117, respectively. Total translation adjustment recognized as of December 31, 2006 and 2005 is $220,442 and 177,254 , respectively.

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

     INVENTORY

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2006 and December 31, 2005, inventory consisted only of finished goods.

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopts SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

     The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

     NEW ACCOUNTING PRONOUNCEMENTS

     In March 2005, the SEC released Staff Accounting Bulletin No 107, "Share Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. The impact of SAB 107 had no effect on our financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The impact of FIN 47 had no effect on our financial statements.

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

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

NOTE C - CASH

     The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,690. As of December 31, 2006 there was $273,380 uninsured portions of the balances held at the bank.

NOTE D - FIXED ASSETS

     Fixed assets consist of the following:

                                      December 31, 2006       December 31, 2005
                                      -----------------       -----------------
     Machinery and equipment            $ 6,799,070             $ 6,138,207
     Furniture and fixtures                 369,311                 359,466
     Leased equipment                       951,390                 943,640
     Prepayment for machinery and
      equipment                           1,044,115                      --
                                        -----------             -----------

                                        $ 9,163,886             $ 7,441,313

     Accumulated depreciation            (1,004,088)             (1,020,799)
                                        -----------             -----------

                                        $ 8,159,798             $ 6,420,514
                                        ===========             ===========

NOTE E - COMMITMENTS

     The Company leases two office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $50,454 and $50,043 for December 31, 2006 and December 31, 2005,
     respectively.

     The Company has future minimum lease obligations as follows:

               Year                   Amount
               ----                   ------
               2007                  $ 51,989
               2008                    12,568
                                     --------

               Total                 $ 64,557
                                     ========

      Capital leases -The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows:
      (see note F)

               Year                   Amount
               ----                   ------
               2007                  $317,130
               2008                   211,419
                                     --------

               Total                 $528,549
                                     ========

NOTE F - SALES-LEASEBACK TRANSACTION

      In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of December 31, 2006, the Company has a balance due of $528,549 (see note E).

      The Company is currently in default of their sales-leaseback transaction and therefore the entire amount of the capitalized lease has been categorized as a current liability (see Note G).

NOTE G - LEASE AND LOAN DEFAULT

      In September 2005 the Company entered into a sales-leaseback agreement (Note G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of December 31, 2006, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE H - INCOME TAXES

     Total Federal and State income tax expense for the years ended December 31, 2006 and 2005 amounted to $11,218 and $39,236, respectively. For the years ended December 31, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

     12/31/05         U.S.            State        International        Total
                      ----            -----        -------------        -----
     Current        $     0          $     0          $11,218          $11,218
     Deferred             0                0                0                0
                    -------          -------          -------          -------

     Total          $     0          $     0          $11,218          $11,218
                    =======          =======          =======          =======

     12/31/05         U.S.            State        International        Total
                      ----            -----        -------------        -----
     Current        $     0          $     0          $39,236          $39,236
     Deferred             0                0                0                0
                    -------          -------          -------          -------

     Total          $     0          $     0          $39,236          $39,236
                    =======          =======          =======          =======

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                                    12/31/06        12/31/05
                                                    --------        --------
     Federal statutory tax rate                         34%             34%
     State, net of federal benefit                       0%              0%
                                                      ----            ----

     Effective tax rate                                 34%             34%
                                                      ====            ====

NOTE I - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2006 and 2005 are as follows:

                                      Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------
     Balance at January 01, 2005         $(308,367)               $(308,367)
     Change for 2005                       485,621                  485,621
                                         ---------                ---------

     Balance at December 31, 2005          177,254                  177,254
     Change for 2006                        43,188                   43,188
                                         ---------                ---------

     Balance at December 31, 2006        $ 220,442                $ 220,442
                                         =========                =========

NOTE J - DEBT

      At December 31, 2006 and 2005, the Company had notes payable outstanding in the aggregate amount of $3,751,176 and $ $3,400,440, respectively. Payable as follows:

December 31, 2006                                         December 31, 2005
-----------------                                         -----------------

Note  payable  to a bank in Taiwan,                       Note payable to a bank in
interest  at 7.57% per  annum,  due                       Taiwan, interest at 7.35% per
by November 10, 2008                         $ 39,240     annum, due by November 10, 2008           $ 57,128

Note payable to a bank in Taiwan,                         Note   payable   to  a  bank  in
interest at 6.87% per annum, due                          Taiwan,  interest  at 6.65%  per
by November 10, 2008                           90,650     annum, due by November 10, 2008            132,419

Note  payable  to a bank in Taiwan,                       Note payable to a bank in
interest  at 5% per  annum,  due by                       Taiwan, interest at 5% per
April 30, 2007                               $ 45,421     annum, due by April 30, 2007               149,428

Note  payable  to a bank in Taiwan,                       Note payable to a bank in
interest at 6.7% per annum,  due by                       Taiwan, interest at 6.351% per
July 21, 2007                                  84,782     annum, due by July 21, 2007                240,983

Secured  Note  payable to a bank in                       Secured Note payable to a bank
Taiwan,   interest   at  3.67%  per                       in Taiwan, interest at 3.47%
annum, due by January 17, 2012                843,975     per annum, due by January 17, 2012         837,100

Usance  L/C  payable  to a bank  in                       Note payable to a bank in
Taiwan,   interest   at  7.1%   per                       Taiwan, interest at 6.054% per
annum, due by March 21, 2007                   10,920     annum, due by November 16, 2006             22,551

Note  payable  to a bank in Taiwan,                       Note   payable   to  a  bank  in
interest  at 5.64% per  annum,  due                       Taiwan,  interest  at 6.054% per
by September 7, 2008                          189,258     annum, due by November 16, 2006             90,206

Secured Note payable to a bank in                         Secured  Note  payable to a bank
Taiwan, interest at 3.94% per                             in Taiwan,  interest at 3.7% per
annum, due by August 8, 2010                  613,800     annum, due by August 8, 2010               608,800

Note payable to a bank in Taiwan,                         Short-term  Note  payable  to  a
interest at 6% per annum, due by                          bank in Taiwan,  interest  at 6.1%
January 17, 2009                              109,450     per annum, due by February 24, 2006          3,527

Note payable to a bank in Taiwan,                         Short-term  Note  payable  to  a
interest at 5.875% per annum, due                         bank in Taiwan, interest  at 6.1%
by April, 3, 2008                             208,720     per annum,  due by February 10, 2006        28,760

Short-term  Note  payable to a bank                       Short-term  Note  payable  to  a
in  Taiwan,  interest  at 2.52% per                       bank in Taiwan, interest at 5.75%
annum, due by March 9, 2007                 1,216,078     per annum, due by February 18, 2006         12,797

Note payable to a bank in Taiwan,                         Short-term  Note  payable  to  a
interest at 7.01% per annum, due                          bank in Taiwan, interest at 2.06%
by October 29 , 2008                          151,570     per annum, due by January 13, 2006       1,216,741

Secured  Note  payable to a bank in
Taiwan,   interest  at  5.195%  per
annum, due by January 15, 2007                147,312
                                           ----------                                             ----------
Total                                       3,751,176     Total                                    3,400,440

Current portion                            $1,956,752     Current portion                         $1,682,214
                                           ----------                                             ----------

Long-term portion                          $1,794,424     Long-term portion                       $1,718,226
                                           ==========                                             ==========

NOTE K - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2006, the Company has a non interest-bearing loan from Huan Tzu Hsai, a member of the board, in the amount of $768,887.

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

NOTE M - LOSS ON IMPAIRMENT OF INVESTMENT IN DEBT SECURITIES

     The Company invests in debt securities. The Company reviews its investments on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers the investee company's cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable securities, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statements of Operations.

     At December 31, 2006, the Company wrote down to fair market value certain debt security investments. The write-down amounted to $615,000 and was due to a decline in the fair value of the debt security which, in the opinion of management, was considered to be other than temporary. The write-down is charged to operations in the accompanying Statements of Operations for 2006.

NOTE N - GOING CONCERN

     As shown in the accompanying financial statements, as of December 31, 2006, the Company's current liabilities exceeded its current assets by approximately $1,377,000. These factors arise substantial doubt about the Company's ability to continue as a going concern. The Company may raise additional funding through borrowings from financial institutions and defer the amounts due under the credit line and sales lease back transaction. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                     ******