Form 10QSB
period 2007-03-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2007-05-15
CIK 1080316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to __________________

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

     The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of the close of business on May 11, 2007 was 32,343,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY WIGWAM DEVELOPMENT, INC.)

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.............................................   1

     Item 1. Consolidated Financial Statements.............................   1

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  20

     Item 3. Controls and Procedures.......................................  24

PART II - OTHER INFORMATION................................................  25

     Item 1. Legal Proceedings.............................................  25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...  25

     Item 3. Defaults Upon Senior Securities...............................  25

     Item 4. Submission of Matters to a Vote of Security Holders...........  25

     Item 5. Other Information.............................................  25

     Item 6. Exhibits .....................................................  25

Signatures.................................................................  26

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006


                                        March 31, 2007        December 31, 2006
                                        --------------        -----------------
                                         (Unaudited)
               ASSETS

Current Assets
  Cash and cash equivalents              $    46,481            $   207,920
  Restricted cash                            105,278                140,742
  Accounts receivable, net                 3,009,468              1,746,093
  Inventory                                1,907,173              1,654,583
  Other receivables                          181,065                151,127
  Prepaid expenses                             1,445                      2
                                         -----------            -----------

      Total Current Assets                 5,250,910              3,900,467
                                         -----------            -----------

Fixed Assets, net                          7,906,772              8,159,798
                                         -----------            -----------
Other Assets
  Deposits                                    24,176                 24,552
  Other assets                                78,572                 67,568
                                         -----------            -----------

      Total Other Assets                     102,748                 92,120
                                         -----------            -----------

      Total Assets                       $13,260,430            $12,152,385
                                         ===========            ===========

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                                             March 31, 2007       December 31,2006
                                                             --------------       ----------------
                                                               (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                       $  3,394,944           $  2,234,800
  Due to related party                                           1,034,942                768,887
  Current portion, long-term debt                                1,893,912              1,956,752
  Obligations under capital leases - current portion               312,274                317,130
                                                              ------------           ------------

      Total Current Liabilities                                  6,636,072              5,277,569

Long-term debt, net of current portion                           1,701,689              1,794,424
Obligations under capital leases                                   130,113                211,419
                                                              ------------           ------------

      Total Liabilities                                          8,467,874              7,283,412
                                                              ------------           ------------

Minority Interest                                                   99,086                 99,318
                                                              ------------           ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50,000,000 shares
   authorized, 32,343,000 issued and outstanding                     3,234                  3,234
  Additional paid in capital                                     6,735,078              6,735,078
  Other comprehensive income                                       141,582                220,442
  Retained deficit                                              (2,186,424)            (2,189,099)
                                                              ------------           ------------

      Total Stockholders' Equity                                 4,693,470              4,769,655
                                                              ------------           ------------

      Total Liabilities and Stockholders' Equity              $ 13,260,430           $ 12,152,385
                                                              ============           ============

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                        March 31, 2007         March 31, 2006
                                                        --------------         --------------
Sales, net                                               $  2,003,958           $  2,317,904

Cost of sales                                               1,768,921              2,047,335
                                                         ------------           ------------

      Gross Profit                                            235,037                270,569

General and administrative expenses                           177,411                515,347
                                                         ------------           ------------

      Income (loss) from operations                            57,626               (244,778)
                                                         ------------           ------------
Other (Income) Expense
  Interest income                                              (7,200)                    --
  Collection of bad debts                                          --
  Other income                                                     --
  (Gain) loss of currency exchange                                594                   (242)
  Other expenses                                                6,365                     --
  Interest expense                                             53,897                 60,147
  Minority Interest                                             1,295                 (5,352)
                                                         ------------           ------------

      Total Other (Income) Expense                             54,951                 54,553

      Income (loss) before income taxes                         2,675               (299,331)

Provision for income taxes                                         --                     --
                                                         ------------           ------------

      Net income (loss)                                  $      2,675           $   (299,331)
                                                         ============           ============

Net income (loss) per share (basic and diluted)
  Basic                                                  $      0.000           $     (0.009)
  Diluted                                                $      0.000           $     (0.009)

Weighted average number of shares
  Basic                                                    32,343,000             32,343,000
  Diluted                                                  32,343,000             32,343,000

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                          March 31, 2007        March 31, 2006
                                                                          --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                        $     2,675           $  (299,331)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                             134,044               205,784
     Bad debt                                                                   32,677                    --
     Minority interest                                                           1,295                (5,352)
     Decrease (Increase) in notes and accounts receivables                  (1,329,197)             (445,952)
     Decrease (Increase) in other receivables                                    5,926                39,947
     Decrease (Increase) in inventories                                       (279,308)             (111,748)
     Decrease (Increase) in deposit                                                 --                  (255)
     Decrease (Increase) in prepaid expenses                                   (39,791)                9,486
     Increase (Decrease) in accounts payable and accrued expenses            1,199,948             1,647,306
                                                                           -----------           -----------
          Total Adjustments                                                   (274,406)            1,339,216
                                                                           -----------           -----------

          Net cash provided by (used in) operating activities                 (271,731)            1,039,885
                                                                           -----------           -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in restricted cash                                        33,474                    --
  Purchases of property, plant and equipment                                    (9,536)           (1,269,065)
  Decrease (Increase) in other assets                                          (12,098)               (6,000)
                                                                           -----------           -----------
          Net cash provided by (used in) investing activities                  (21,634)           (1,275,065)
                                                                           -----------           -----------

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                     March 31, 2007         March 31, 2006
                                                                     --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of debt                                                      $  (488,758)          $  (215,918)
  Proceeds from issuance debt                                              311,687               145,886
  Increase (decrease) in due to related party                              277,962                    --
                                                                       -----------           -----------

          Net cash provided by (used in) financing activities              100,891               (70,032)
                                                                       -----------           -----------

Effect of exchange rate change on cash                                      (2,439)              (54,773)

Net change in cash and cash equivalents                                   (161,439)             (359,985)
                                                                       -----------           -----------

Cash and cash equivalents at beginning of year                             207,920             1,274,842
                                                                       -----------           -----------

Cash and cash equivalents at end of year                               $    46,481           $   914,857
                                                                       ===========           ===========

Supplemental cash flows disclosures:
  Income tax payments                                                  $        --           $        --
                                                                       -----------           -----------

  Interest payments                                                    $    53,925           $    60,147
                                                                       -----------           -----------

               NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                                     March 31, 2007       December 31, 2006
                                                     --------------       -----------------
                                                      (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                       32,343,000             32,343,000
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                             32,343,000             32,343,000
                                                     ------------           ------------
Common stock, par value $.0001
  Balance at beginning of period                     $      3,234           $      3,234
  Common stock issued                                          --                     --
                                                     ------------           ------------

  Balance at end of period                                  3,234                  3,234
                                                     ------------           ------------
Additional paid in capital
  Balance at beginning of period                        6,735,078              6,735,078
  Issuance of stock                                            --                     --
                                                     ------------           ------------

  Balance at end of period                              6,735,078              6,735,078
                                                     ------------           ------------
Other comprehensive income
  Balance at beginning of period                          220,442                177,254
  Foreign currency translation                            (78,860)                43,188
                                                     ------------           ------------

  Balance at end of period                                141,582                220,442
                                                     ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                       (2,189,099)            (1,995,819)
  Net income (loss)                                         2,675               (864,147)
                                                     ------------           ------------

  Balance at end of period                             (2,186,424)            (2,189,099)
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,693,470           $  4,769,655
                                                     ============           ============

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

     On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

     FINANCIAL STATEMENT PRESENTATION

     Certain changes to the 2006 financial statements have been made to conform to the 2007 financial statement format.

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

           Furniture and Fixtures                        5 years
           Equipment                                  5-20 years
           Computer Hardware and Software              2-5 years

     EXCHANGE GAIN (LOSS)

     As of March 31, 2007 and 2006, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     TRANSLATION ADJUSTMENT

     As of March 31, 2007, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of March 31, 2007 and December 31, 2006 the exchange rates between NTD and the USD were NTD$1=USD$0.03022 and NTD$1=USD$0.03069, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03037, NTD$1=USD$0.03075, and NTD$1=USD$0.03098 for the period
     (year) ended March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Total translation adjustment recognized as of March 31, 2007 and December 31, 2006 is $141,582 and $220,442, respectively.

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

     INVENTORY

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2007 and December 31, 2006, inventory consisted only of finished goods.

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

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE C - CASH

     The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,220. As of March 31, 2007 there was $56,037 uninsured portions of the balances held at these banks.

NOTE D - FIXED ASSETS

     Fixed assets consist of the following:

                                             March 31, 2007    December 31, 2006
                                             --------------    -----------------
     Machinery and equipment                  $ 7,589,386         $ 6,799,070
     Furniture and fixtures                       364,078             369,311
     Leased equipment                             936,820             951,390
     Prepayment for machinery and equipment       138,580           1,044,115
                                              -----------         -----------

                                              $ 9,028,864         $ 9,163,886

     Accumulated depreciation                  (1,122,092)         (1,004,088)
                                              -----------         -----------

                                              $ 7,906,772         $ 8,159,798
                                              ===========         ===========

NOTE E - COMMITMENTS

     The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $16,430 and $16,760 for the three months ended March 31, 2007 and 2006, respectively.

     The Company has future minimum lease obligations as follows:

          Twelve-month ended
             March 31,              Amount
             ---------              ------
               2008                $51,193
                                   -------

               Total               $51,193
                                   =======

     Capital leases - The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows (see note G):

          Twelve-month ended
             March 31,              Amount
             ---------              ------
               2008                $312,274
               2009                 130,113
                                   --------

               Total               $342,387
                                   ========

NOTE F - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2007, vacation liability exists in the amount of $2,513.

NOTE G - SALES-LEASEBACK TRANSACTION

     In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company's Statement of Financial Position, and is being reduced based on payments under the lease. As of March 31, 2007, the Company has a balance due of $342,387 (see Note E).

     The Company is currently in default of their sales-leaseback transaction and therefore the entire amount of the capitalized lease has been categorized as a current liability (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

     In September 2005 the Company entered into a sales-leaseback agreement (Note G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company's line of credit with a bank in Taiwan. The bank's recourse is to repossess the asset or demand payment in full. As of March 31, 2007, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

     Total Federal and State income tax expense for the three months ended March 31, 2007 and 2006 amounted to $0 and $0, respectively. For the three months ended March 31, 2007 and 2006, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

     03/31/07         U.S.         State     International    Total
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

                                                 3/31/07       3/31/06
                                                 -------       -------
     Federal statutory tax rate                     34%           34%
     State, net of federal benefit                   0%            0%
                                                 -----         -----

     Effective tax rate                             34%           34%
                                                 =====         =====

NOTE J - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2007 and December 31, 2006 are as follows:

                                      Foreign Currency       Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------
     Balance at December 31, 2005        $ 177,254               $ 177,254
     Change for 2006                        43,188                  43,188
                                         ---------               ---------

     Balance at December 31, 2006        $ 220,442               $ 220,442
     Change for 2007                       (78,860)                (78,860)
                                         ---------               ---------

     Balance at March 31, 2007           $ 141,582               $ 141,582
                                         =========               =========

NOTE K - DEBT

     At March 31, 2007 and  December31,  2006,  the  Company  had notes  payable
     outstanding  in  the  aggregate   amount  of  $3,595,601  and   $3,751,176,
     respectively, payable as follows:

          March 31, 2007                                            December 31, 2006
          --------------                                            -----------------
Note payable to a bank in Taiwan,                         Note   payable   to  a  bank  in
interest at 7.62% per annum, due                          Taiwan,  interest  at 7.57%  per
by November 10, 2008                       $   33,586     annum, due by November 10, 2008         $   39,240

Note payable to a bank in Taiwan,                         Note payable to a bank in
interest at 6.92% per annum, due                          Taiwan, interest at 6.87% per
by November 10, 2008                           77,599     annum, due by November 10, 2008             90,650

Note payable to a bank in Taiwan,                         Note   payable   to  a  bank  in
interest at 5% per annum, due by                          Taiwan,   interest   at  5%  per
April 30, 2007                                 18,002     annum, due by April 30, 2007                45,421

Note payable to a bank in Taiwan,                         Note   payable   to  a  bank  in
interest at 6.674% per annum, due                         Taiwan,  interest  at  6.7%  per
by July 21, 2007                               43,307     annum, due by July 21, 2007                 84,782
                                                          Secured  Note  payable to a bank
Secured Note payable to a bank in                         in  Taiwan,  interest  at  3.67%
Taiwan, interest at 3.545% per                            per annum,  due by  January  17,
annum, due by January 17, 2012                831,050     2012                                       843,975

Note payable to a bank in Taiwan,                         Usance L/C  payable to a bank in
interest at 7.01% per annum, due                          Taiwan,  interest  at  7.1%  per
by October 29, 2008                           130,533     annum, due by March 21, 2007                10,920

Note payable to a bank in Taiwan,                         Note   payable   to  a  bank  in
interest at 6% per annum, due by                          Taiwan,  interest  at 5.64%  per
April, 3, 2008                                168,424     annum, due by September 7, 2008            189,258

Secured  Note  payable to a bank in                       Secured Note payable to a bank
Taiwan,   interest   at  4.01%  per                       in Taiwan, interest at 3.94%
annum, due by August 8, 2010                  604,400     per annum, due by August 8, 2010           613,800

Note  payable  to a bank in Taiwan,                       Note payable to a bank in
interest  at 6% per  annum,  due by                       Taiwan, interest at 6% per
January 17, 2009                               95,597     annum, due by January 17, 2009             109,450

Note  payable  to a bank in Taiwan,                       Note payable to a bank in
interest  at 5.66% per  annum,  due                       Taiwan, interest at 5.875% per
by September 7, 2008                          160,836     annum, due by April, 3, 2008               208,720

Note  payable  to a bank in Taiwan,                       Short-term Note payable to a
interest  at 5.66% per  annum,  due                       bank in Taiwan, interest at
by January 8, 2009                            111,352     2.52% per annum, due by March 9, 2007    1,216,078

Secured Note payable to a bank in                         Note payable to a bank in
Taiwan, interest at 5.267% per                            Taiwan, interest at 7.01% per
annum, due by March 16, 2007                   58,627     annum, due by October 29, 2008             151,570

Secured Note payable to a bank in                         Secured Note payable to a bank
Taiwan, interest at 5.195% per                            in Taiwan, interest at 5.195%
annum, due by April 16, 2007                   66,786     per annum, due by January 15, 2007         147,312

Short-term Note payable to a bank
in Taiwan, interest at 2.05% per
annum, due by April 18, 2007                1,195,502
                                           ----------                                             ----------
Total                                       3,595,601     Total                                    3,751,176


Current portion                            $1,893,912     Current portion                         $1,956,752
                                           ----------                                             ----------

Long-term portion                          $1,701,689     Long-term portion                       $1,794,424
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

NOTE M - GOING CONCERN

     As shown in the accompanying financial statements, as of March 31, 2007, the Company's current liabilities exceeded its current assets by approximately $1,385,000. These factors arise substantial doubt about the Company's ability to continue as a going concern. The Company may raise additional funding through borrowings from financial institutions and defer the amounts due under the credit line and sales lease back transaction. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this Form 10-QSB.

The following table presents the consolidated results of the Company for the three months ended March 31, 2007 and 2006. The discussion following the table compares the results for the three months ended March 31, 2007 with those for the three months ended March 31, 2006.

                                                      Three Months Ended
                                              ---------------------------------
                                               March 31,             March 31,
                                                 2007                  2006
                                              -----------           -----------

Sales, net                                    $ 2,003,958           $ 2,317,904

Cost of sales                                   1,768,921             2,047,335
                                              -----------           -----------

      Gross profit                                235,037               270,569

General and administrative expenses               177,411               515,347
                                              -----------           -----------

      Income (loss) from operations                57,626              (244,778)
                                              -----------           -----------
Other (Income) Expense
  Interest income                                  (7,200)                   --
  (Gain) loss of currency exchange                    594                  (242)
  Other expenses                                    6,365                    --
  Interest expense                                 53,897                60,147
  Minority interest                                 1,295                (5,352)
                                              -----------           -----------

      Total Other (Income) Expense                 54,951                54,553
                                              -----------           -----------

      Income (loss) before income taxes             2,675              (299,331)

Provision for income taxes                             --                    --
                                              -----------           -----------

      Net income (loss)                       $     2,675           $  (299,331)
                                              ===========           ===========

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

NET SALES. Net sales for the three months ended March 31, 2007 were $2,003,958 compared to $2,317,904 for the three months ended March 31, 2006. The decrease in net sales was due to a general decrease in demand to existing and new customers for our products.

COST OF SALES. Cost of sales for the three months ended March 31, 2007 was $1,768,921, or 88.3% of net sales, as compared to $2,047,335 or 88.3% of net sales, for the three months ended March 31, 2006. The decrease in cost of sales was due to the decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2007 were $177,411 or 8.85% of net sales, as compared to $515,347 or 22.2% of net sales, for the three months ended March 31, 2006. The significant decrease in general and administrative expenses was due to decreases in salaries, professional expenses, amortization and other expenses.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended March 31, 2007 was $57,626 as compared to $(244,778) for the three months ended March 31, 2006. This change was primarily the result of the significant descrease in general and administrative expenses described above during the three months ended March 31, 2007.

OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended March 31, 2007 was $54,951 as compared to $54,553 for the three months ended March 31, 2006. This slight change is primarily attributable to the decrease in interest expenses in the quarter ended March 31, 2007, offset by an increase in other expenses.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2007 was $2,675 as compared to income of $(299,331) for the three months ended March 31, 2006 primarily for the reasons described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $46,481 at March 31, 2007 and $207,920 at December 31, 2006. Our total current assets were $5,250,910 at March 31, 2007 as compared to $3,900,467 at December 31, 2006. Our total current liabilities were $6,636,072 at March 31, 2007 as compared to $5,277,569 at December 31, 2006. On
July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,046,787. Repayment of such amounts could materially affect our liquidity position.

We had working capital at March 31, 2007 of $(1,385,162) compared with working capital of $(1,377,102) at December 31, 2006. This decrease in working capital was to due to an decrease in cash and cash equivalents and increase in accounts payable. During the three months ended March 31, 2007, net cash used in operations was $271,731. Net cash used in investing activities was $21,634 for equipment purchases, and net cash provided by financing activities was $100,891, which consisted of repayment of loans, partially offset by new borrowings. Net change in cash and cash equivalents was $(2,439) for the first quarter of 2007.

CAPITAL EXPENDITURES. Total capital expenditures during the three months ended March 31, 2007 was $9,536.

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

CURRENCY EXCHANGE FLUCTUATIONS

As of March 31, 2007, the accounts of Nano Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under cumulative foreign-exchange translation adjustment in the stockholders' equity.

As of March 31, 2007 and December 31, 2006 the exchange rates between NTD and the USD were NTD$1=USD$0.03022 and NTD$1=USD$0.03069, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03037, NTD$1=USD$0.03075, and NTD$1=USD$0.03098 for the period (year) ended March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Total translation adjustment recognized as of March 31, 2007 and December 31, 2006 is $141,582 and $220,442, respectively.

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

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                         NANO SUPERLATTICE TECHNOLOGY, INC.


Dated: May 15, 2007                      By: /s/ Alice Tzu-Shia Hwang
                                            ------------------------------------
                                            Alice Tzu-Shia Hwang
                                            President and Chairman of the Board
                                            (Principal Executive Officer)


Dated: May 15, 2007                      By: /s/ Chien-Fang Wang
                                            ------------------------------------
                                            Chien-Fang Wang
                                            Vice President
                                            (Principal Financial Officer)

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