Form 10QSB
period 2007-06-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2007-08-20
CIK 1080316

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[✓] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________________ to ________________________

Commission file number 000-50177

Nano Superlattice Technology, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	95-4735252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 666, Jhensing Road, Gueishan Township, Taoyuan County 333, Taiwan, ROC
(Address of principal executive offices)

Registrant’s telephone number, including area code:      011-886-3-349-8677

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

The number of shares of the Common Stock of the registrant outstanding as of August 14, 2007 was 32,343,000.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

NANO SUPERLATTICE TECHNOLOGY, INC.

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	20

Item 3.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$37,915	$207,920
Restricted cash	104,376	140,742
Accounts receivable, net	1,702,307	1,746,093
Inventory	2,245,243	1,654,583
Other receivables	118,819	151,127
Prepaid expenses	-	2

Total Current Assets	4,208,660	3,900,467

Fixed Assets, net	8,141,813	8,159,798

Other Assets
Deposits	24,360	24,552
Other assets	79,170	67,568

Total Other Assets	103,530	92,120

Total Assets	$12,454,003	$12,152,385

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31,2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,676,289	$2,234,800
Due to related party	1,571,297	768,887
Current portion, long-term debt	1,704,631	1,956,752
Obligations under capital leases	367,091	528,549

Total Current Liabilities	6,319,308	5,488,988

Long-term debt, net of current portion	1,560,145	1,794,424

Total Liabilities	7,879,453	7,283,412

Minority Interest	95,642	99,318

Stockholders' Equity
Common stock, $.0001 par value, 50,000,000 shares
authorized, 32,343,000 issued and outstanding	3,234	3,234
Additional paid in capital	6,735,078	6,735,078
Other comprehensive income	179,614	220,442
Retained deficit	(2,439,018)	(2,189,099)

Total Stockholders' Equity	4,478,908	4,769,655

Total Liabilities and Stockholders' Equity	$12,454,003	$12,152,385

NANO SUPERLATTICE TECHNOLOGY INC
(FORMERLY WIGWAM DEVELOPMENT, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended,		Six Months Ended,
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Sales, net	$2,644,716	$2,113,728	$4,962,620	$4,117,686

Cost of sales	2,331,656	2,206,150	4,378,991	3,975,071

Gross profit	313,060	(92,422)	583,629	142,615

General and administrative expenses	312,094	115,936	827,441	293,347

Income (Loss) from operations	966	(208,358)	(243,812)	(150,732)

Other (Income) expense:
Interest income	(580)	(7,381))	(580)	(14,581)
Other income	-	(6,634)	-	(6,634)
(Gain) loss of currency exchange	-	(312)	(242)	282
Interest expense	40,906	44,674	101,053	98,571
Other expenses	-	6,393	-	12,758
Minority interest	(537)	(4,178)	(5,889)	(2,883)

Total other (income) expense	39,789	32,562	94,342	87,513

Income (Loss) before income taxes	(38,823)	(240,920)	(338,154)	(238,245)

Provision for income taxes	11,320	11,674	11,320	11,674

Net income (loss)	$(50,143)	$(252,594)	$(349,474)	$(249,919)

Net income (loss) per share (basic and diluted)
Basic	$(0.002)	$(0.008)	$(0.011)	$(0.008)
Diluted	$(0.002)	$(0.008)	$(0.011)	$(0.008)

Weighted average number of shares
Basic	32,343,000	32,343,000	32,343,000	32,343,000
Diluted	32,343,000	32,343,000	32,343,000	32,343,000

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
(FORMERLY WIGWAM DEVELOPMENT, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:	$(249,919)	$(349,474)
Net Income (Loss)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	303,460	419,302
Bad debt	-	-
Minority interest	(2,883)	(5,889)
Translation adjustment	-	-
Decrease (Increase) in notes and accounts receivables	29,953	(109,541)
Decrease (Increase) in other receivables	5,653	18,995
Decrease (Increase) in inventories	(600,031)	(272,961)
Decrease (Increase) in prepaid expenses and other current assets	25,290	60,304
Increase (Decrease) in accounts payable and accrued expenses	456,295	1,010,360
Total Adjustments	217,737	1,120,570

Net cash provided by (used in) operating activities	(32,182)	771,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (Increase) in restricted cash	35,057	-
Purchases of property, plant and equipment	(351,131)	(1,250,362)
Decrease (Increase) in other assets	(12,058)	-

Net cash used in investing activities	(328,132)	(1,250,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	$337,109	$466,250
Payments of debt	(947,869)	(575,307)
Payment of loan to related party	803,667	-

Net cash provided by financing activities	192,907	(109,057)

Effect of exchange rate change on cash	(2,598)	30,668

Net change in cash and cash equivalents	(170,005)	(557,655)

Cash and cash equivalents at beginning of period	207,920	1,274,842
Cash and cash equivalents at end of period	$37,915	$717,187

Supplemental cash flows disclosures:
Income tax payments	$11,674	$-
Interest payments	$99,588	$102,406

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)

Common stock, number of shares outstanding
Balance at beginning of period	32,343,000	32,343,000
Common stock issued	-	-

Balance at end of period	32,343,000	32,343,000

Common stock, par value $.0001
Balance at beginning of period	$3,234	$3,234
Common stock issued	-	-

Balance at end of period	3,234	3,234

Additional paid in capital
Balance at beginning of period	6,735,078	6,735,078
Issuance of stock	-	-

Balance at end of period	6,735,078	6,735,078

Other comprehensive income
Balance at beginning of period	220,442	177,254
Foreign currency translation	(40,828)	43,188

Balance at end of period	179,614	220,442

Retained earnings (deficits)
Balance at beginning of period	(2,189,099)	(1,995,819)
Net income (loss)	(249,919)	(864,147)

Balance at end of period	(2,439,018)	(2,189,099)

Total stockholders' equity at end of period	$4,478,908	$4,769,655

     NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A - ORGANIZATION

  Nano Superlattice Technology, Inc., Formerly Wigwam Development, Inc., was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc. - BVI was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc. - Taiwan was incorporated under the laws of Republic of China on September 6, 1994. Nano Superlattice Technology, Inc. owns 100% of the capital stock of Superlattice Technology, Inc. - BVI, and Superlattice Technology, Inc. - BVI owns 98.1% of the capital stock of Nano Superlattice Technology, Inc. - Taiwan. Collectively these three corporations are referred to herein as the “Company”. When used in these notes, the terms “Company,” means Nano Superlattice Technology, Inc. and its subsidiaries.

  Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. - BVI, pursuant to an Exchange Agreement dated as of May 26, 2004 by and among Nano Superlattice Technology, Inc. - BVI and Nano Superlattice Technology, Inc. (the “Exchange Agreement”). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc. - BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc. - BVI shares, Nano Superlattice Technology, Inc issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc. - BVI, representing 91.6% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, the Company completed the purchase of Nano Superlattice Technology, Inc. - a Taiwanese developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers specifically in the computer, mechanical and molding industries.

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

  On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  UNAUDITED INTERIM FINANCIAL INFORMATION

  The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

  REVENUE RECOGNITION

  Revenue from sales of products to customers, including sales of coating, is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  CONTINGENCIES

  Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

  If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The Company provides an allowance for loss on receivables based on a review of the current status of existing receivables, historical collection experience, subsequent collections and management’s evaluation of the effect of existing economic conditions.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  EXCHANGE GAIN (LOSS)

  As of June 30, 2007 and 2006, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

  TRANSLATION ADJUSTMENT

  As of June 30, 2007, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

  As of June 30, 2007 and December 31, 2006 the exchange rates between NTD and the USD were NTD$1=USD$0.03045 and NTD$1=USD$0.03069, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03027, NTD$1=USD$0.03075, and NTD$1=USD$0.03103 for the period (year) ended June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Total translation adjustment recognized as of June 30, 2007 and December 31, 2006 is $179,614 and $220,442, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

  STATEMENT OF CASH FLOWS

  In accordance with SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

  EARNINGS PER SHARE

  The Company uses SFAS No. 128, “Earnings Per Share”, for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.

  Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

  On January 1, 2002 the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

  NEW ACCOUNTING PRONOUNCEMENTS

  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

  In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

  In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to the Company, as it does not have a defined benefit pension plan.

  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 for its fiscal year ending December 31, 2006 and is assessing what impact, if any, the adoption of SAB 108 will have on its financial position and results of operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  NEW ACCOUNTING PRONOUNCEMENTS (continued)

  In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

  In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.

  In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position and results of operations.

NOTE C - CASH

  The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,450. As of June 30, 2007 there was $49,640 uninsured portions of the balances held at these banks.

NOTE D - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2007	December 31, 2006

Machinery and equipment	$ 7,589,386	$ 6,799,070
Furniture and fixtures	364,078	369,311
Leased equipment	936,820	951,390
Prepayment for machinery
and equipment	138,580	1,044,115
	$ 9,028,864	$ 9,163,886
Accumulated depreciation	(1,122,092)	(1,004,088)
	$ 7,906,772	$ 8,159,798

NOTE E - COMMITMENTS

  The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $24,882 and $25,507 for the six months ended June 30, 2007 and 2006, respectively.

  The Company has future minimum lease obligations as follows:

Twelve-month ended
June 30	Amount

2008	$ 37,332

Total	$ 37,332

  Capital leases -The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows (see note G):

Twelve-month ended
June 30	Amount

2008	$ 314,650
2009	52,441

Total	$ 367,091

NOTE F - COMPENSATED ABSENCES

  Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2007, vacation liability exists in the amount of $2,531.

NOTE G - SALES-LEASEBACK TRANSACTION

  In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company’s Statement of Financial Position, and is being reduced based on payments under the lease. As of June 30, 2007, the Company has a balance due of $367,091 (see Note E).

  The Company is currently in default of their sales-leaseback transaction and therefore the entire amount of the capitalized lease has been categorized as a current liability (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

  In September 2005 the Company entered into a sales-leaseback agreement (Note G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company’s line of credit with a bank in Taiwan. The bank’s recourse is to repossess the asset or demand payment in full. As of June 30, 2007, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

  Total Federal and State income tax expense for the three months ended June 30, 2007 and 2006 amounted to $0 and $11,320, respectively. For the six months ended June 30, 2007 and 2006, there is no difference between the federal statutory tax rate and the effective tax rate.

  The following is a reconciliation of income tax expense:

06/30/07	U.S.	State	International	Total
Current	$ 0	$ 0	$ 11,674	$ 11,674
Deferred	0	0	0	0
Total	$ 0	$ 0	$ 11,674	$ 11,674

NOTE I - INCOME TAXES (continued)

6/30/06	U.S.	State	International	Total
Current	$ 0	$ 0	$ 11,320	$ 11,320
Deferred	0	0	0	0
Total	$ 0	$ 0	$ 11,320	$ 11,320

NOTE J - OTHER COMPREHENSIVE INCOME

  Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2007 and December 31, 2006 are as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income

Balance at December 31, 2005	$ 177,254	$ 177,254
Change for 2006	43,188	43,188

Balance at December 31, 2006	$ 220,442	$ 220,442
Change for 2007	(40,828)	(40,828)

Balance at June 30, 2007	$ 179,614	$ 179,614

NOTE K - DEBT

  At June 30, 2007 and December31, 2006, the Company had notes payable outstanding in the aggregate amount of 3,264,776 and $3,751,176, respectively, payable as follows:

June 30, 2007		December 31, 2006

Usance L/C payable to a		Note payable to a bank in
bank in Taiwan, interest at		Taiwan, interest at 7.57%
7.8% per annum, due by		per annum, due by
September 7, 2007	$ 26,606	November 10, 2008	$ 39,240

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 7.62% per		Taiwan, interest at 6.87%
annum, due by November 10,		per annum, due by
2008	28,989	November 10, 2008	90,650

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 6% per		Taiwan, interest at 5% per
annum, due by April, 3, 2008	131,813	annum, due by April 30,
		2007	45,421
Note payable to a bank in
Taiwan, interest at 5.66% per		Note payable to a bank in
annum, due by September 7,		Taiwan, interest at 6.7% per
2008	135,984	annum, due by July 21, 2007	84,782

Note payable to a bank in		Secured Note payable to a
Taiwan, interest at 7.01% per		bank in Taiwan, interest at
annum, due by October 29,		3.67% per annum, due by
2008	107,415	January 17, 2012	843,975

Note payable to a bank in		Usance L/C payable to a
Taiwan, interest at 6.92% per		bank in Taiwan, interest at
annum, due by November 10,		7.1% per annum, due by
2008	66,931	March 21, 2007	10,920

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 5.66% per		Taiwan, interest at 5.64%
annum, due by January 8,		per annum, due by
2009	97,618	September 7, 2008	189,258

Note payable to a bank in		Secured Note payable to a
Taiwan, interest at 6% per		bank in Taiwan, interest at
annum, due by January 17,		3.94% per annum, due by
2009	83,811	August 8, 2010	613,800

Secured Note payable to a		Note payable to a bank in
bank in Taiwan, interest at		Taiwan, interest at 6% per
4.01% per annum, due by		annum, due by January 17,
August 8, 2010	609,000	2009	109,450

Secured Note payable to a		Note payable to a bank in
bank in Taiwan, interest at		Taiwan, interest at 5.875%
3.690% per annum, due by		per annum, due by April, 3,
January 17, 2012	795,507	2008	208,720

Short-term Note payable to a		Short-term Note payable to a
bank in Taiwan, interest at		bank in Taiwan, interest at
3.05% per annum, due by		2.52% per annum, due by
July 5, 2007	1,181,102	March 9, 2007	1,216,078

		Note payable to a bank in
		Taiwan, interest at 7.01%
		per annum, due by October
		29, 2008	151,570

		Secured Note payable to a
		bank in Taiwan, interest at
		5.195% per annum, due by
		January 15, 2007	147,312

Total	3,264,776	Total	3,751,176

Current portion	$1,704,631	Current portion	$1,956,752

Long-term portion	$1,560,145	Long-term portion	$1,794,424

NOTE L - RELATED PARTY TRANSACTIONS

  Alice Tzu-Shia Hwang- As of June 30, 2007, the Company has a non interest-bearing loan from Alice Tzu-Shia Hwang, the CEO of the Company, in the amount of $1,571,297.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

  The carrying amounts of the Company’s long-term debt approximate their fair value because of the short maturity and/or interest rates, which are comparable to those currently available to the Company on obligations with similar terms.

NOTE N - GOING CONCERN

  As shown in the accompanying financial statements, as of June 30, 2007, the Company’s current liabilities exceeded its current assets by approximately $2,110,000. These factors arise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional funding through borrowings from shareholders or financial institutions and defer the amounts due under the credit line and sales lease back transaction. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  ******

Item 2. Management’s Discussion and Analysis or Plan of Operation

       The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

      Forward-Looking Statements

       The following discussion relates to future events and expectations and as such constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, risks and uncertainties related to the need for additional funds, doing business in Asia, political risks in China and the volatility of the price of our common stock. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

      General

       The Company, through Nano Superlattice Technology, Inc. – Taiwan, is in the business of developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sales to manufacturers in the computer, mechanical and molding industries. Nanotechnology, or molecular manufacturing, is a technological process designed to allow products to be manufactured lighter, stronger, cheaper, cleaner and more precisely than they would otherwise be.

       The Company operates in an industry characterized by rapid technological changes. It will need additional investments and funding in order to complete the development and production of the nano-scale coating technology.

       The Company’s business strategy is to increase its market share by first focusing on providing its superlattice nano-coating technology service to manufacturers in domestic markets, expanding into Mainland China markets, and further expanding into international markets. Since nanotechnology has a vast application range, the Company also intends to conduct further research into the many additional uses for nanotechnology with the goal of becoming an internationally recognized nanotechnology design center.

       In the future, the Company expects to expand the number and type of industries it is able to service. The Company anticipates working with the developmental needs of Taiwan’s semiconductor, precision machinery and telecommunication industries to establish micro-component production, equipment and inspection technology, and micro-system assembly and testing technology. The Company also plans to integrate the design technologies of mechanical, optical, electronic, magnetic, and micro systems to be applied in future products.

       Although our primary business focus is the superlattice nano-coating industry, in order to facilitate, maintain and make viable our business plan we have engaged in the sale of a variety of wire and cable products as well as related manufacturing machinery. Over 90% of our total revenues in 2007 and 2006 were generated from the sale of individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables. As we continue to introduce our nano-coating business to the market, we expect the percentage of our revenues derived from the sale of wires, cables and sets of mechanical equipment to significantly decrease.

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

      Management’s Discussion and Analysis or Plan of Operation

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere in this Form 10-QSB.

       The following table presents the consolidated results of the Company for the three and six months ended June 30, 2007 and 2006. The discussion following the table compares the results for the three and six months ended June 30, 2007 with those for the three and six months ended June 30, 2006.

	Three Months Ended,		Six Months Ended,
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Sales, net	$2,644,716	$2,113,728	$4,962,620	$4,117,686
Cost of sales	2,331,656	2,206,150	4,378,991	3,975,071
Gross profit	313,060	(92,422)	583,629	142,615
General and administrative expenses	312,094	115,936	827,441	293,347
Income (Loss) from operations	966	(208,358)	(243,812)	(150,732)
Other (Income) expense:
Interest income	(580)	(7,381)	(580)	(14,581)
Other income	-	(6,634)	-	(6,634)
(Gain) loss of currency exchange	-	(312)	(242)	282
Interest expense	40,906	44,674	101,053	98,571
Other expenses	-	6,393	-	12,758
Minority interest	(537)	(4,178)	(5,889)	(2,883)
Total other (income) expense	39,789	32,562	94,342	87,513
Income (Loss) before income taxes	(38,823)	(240,920)	(338,154)	(238,245)
Provision for income taxes	11,320	11,674	11,320	11,674
Net income (loss)	$(50,143)	$(252,594)	$(349,474)	$(249,919)

      Three Months Ended June 30, 2007 And June 30, 2006

      Net Sales. Net sales for the three months ended June 30, 2007 were $2,113,728 compared to $2,644,716 for the three months ended June 30, 2006. The decrease in net sales was due to the Company’s focus on its nano-coating business, its reduced focus on the sale of computer accessories, individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables, and the decrease of sales of old products.

      Cost of Sales. Cost of sales for the three months ended June 30, 2007 was $2,206,150 or 104.37% of net sales, as compared to $2,331,656 or 88.2% of net sales, for the three months ended June 30, 2006. The decrease in cost of sales was due to the decrease in sales. The increase in cost of sales as compared to net sales was due to the sale of lower gross margin products.

      General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 were $115,936 or 5.48% of net sales, as compared to $312,094 or 11.8% of net sales, for the three months ended June 30, 2006. The decrease in general and administrative expenses was due to decreases in salary, depreciation and amortization. The decrease in general and administrative expenses as compared to net sales was due to the decreases in salary, depreciation and amortization.

      Income (Loss) From Operations. Income (loss) from operations for the three months ended June 30, 2007 was $(208,358) as compared to $966 for the three months ended June 30, 2006. This change was primarily the result of the reasons described above during the three months ended June 30, 2007.

      Other (Income) Expense. Other (income) expense for the three months ended June 30, 2007 was $32,562 as compared to $39,798 for the three months ended June 30, 2006. This slight change is primarily attributable to the increase in interest income and other income.

      Net Income (Loss). Net income (loss) for the three months ended June 30, 2007 was $(252,594) as compared to income of $(50,143) for the three months ended June 30, 2006 primarily for the reasons described above.

      Six Months Ended June 30, 2007 And June 30, 2006

      Net Sales. Net sales for the six months ended June 30, 2007 were $4,117,686 compared to $4,962,620 for the six months ended June 30, 2006. The decrease in net sales was due to the Company’s focus on its nano-coating business, its reduced focus on the sale of computer accessories, individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables, and the decrease of sales of old products.

      Cost of Sales. Cost of sales for the six months ended June 30, 2007 was $3,975,071, or 96.5% of net sales, as compared to $4,378,991 or 88.24% of net sales, for the six months ended June 30, 2006. The decrease in cost of sales was due to the decrease in sales. The increase in cost of sales as compared to net sales was due to the sale of lower gross margin products.

      General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 were $293,347 or 7.12% of net sales, as compared to $827,441 or 16.67% of net sales, for the six months ended June 30, 2006. The significant decrease in general and administrative expenses was due to decreases in salaries, professional expenses, amortization and other expenses.

      Income (Loss) From Operations. Income (loss) from operations for the six months ended June 30, 2007 was $(150,732) as compared to $(243,812) for the six months ended June 30, 2006. This change was primarily the result of the significant decrease in general and administrative expenses described above during the six months ended June 30, 2007.

      Other (Income) Expense. Other (income) expense for the six months ended June 30, 2007 was $87,513 as compared to $94,342 for the six months ended June 30, 2006. This slight change is primarily attributable to the increase in interest income and other income and decrease in interest expense.

      Net Income (Loss). Net income (loss) for the six months ended June 30, 2007 was $(249,919) as compared to income of $(349,474) for the six months ended June 30, 2006 primarily for the reasons described above.

      The terms of the sale lease-back agreement referenced below required the Company to transfer the piece of equipment to the lessor free of any liens or security interests. Since the equipment sold and leased back had been previously pledged to a Taiwan bank in connection with a line of credit, the Company is in default of the lease-back agreement. If, as a result of the breach of this agreement, the Company lost use of the equipment, such loss could materially affect the Company’s financial condition and results of operations in that the Company’s business could be disrupted until such time, if any, as the Company could replace the equipment or secure other alternatives.

      Liquidity and Capital Resources

      Cash and cash equivalents were $37,915 at June 30, 2007 and $207,920 at December 31, 2006. Our total current assets were $4,208,660 at June 30, 2007 as compared to $3,900,467 at December 31, 2006. Our total current liabilities were $6,319,311 at June 30, 2007 as compared to $5,488,988 at December 31, 2006. On July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. The total amount due under both agreements as a result of the defaults is $976,091. Repayment of such amounts could materially affect our liquidity position.

      We had working capital at June 30, 2007 of $(2,110,651) compared with working capital of $(1,588,521) at December 31, 2006. This decrease in working capital was to due to a decrease in cash and cash equivalents and increase in accounts payable and due to related party. During the six months ended June 30, 2007, net cash used in operations was $32,182. Net cash used in investing activities was $328,132 for equipment purchases, and net cash provided by financing activities was $192,907, which consisted of repayment of loans, partially offset by new borrowings. Net change in cash and cash equivalents was $(170,005) for the six months ended June 30, 2007.

      Working capital requirements

      Our operations and short term financing do not currently meet our cash needs. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or investment. To meet our finance requirements, we have a loan from Alice Tzu-Shia Hwang, the CEO of the Company, in the amount of $1,571,297 as of June 30, 2007.

      Capital expenditures.

      Total capital expenditures during the six months ended June 30, 2007 was $351,131.

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

      Currency exchange fluctuations

      As of June 30, 2007, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

      As of June 30, 2007 and December 31, 2006 the exchange rates between NTD and the USD were NTD$1=USD$0.03045 and NTD$1=USD$0.03069, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03027, NTD$1=USD$0.03075, and NTD$1=USD$0.03103 for the period (year) ended June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Total translation adjustment recognized as of June 30, 2007 and December 31, 2006 is $179,614 and $220,442, respectively.

      Item 3. Controls and Procedures

      Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive and financial officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective.

      No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Nano Superlattice Technology, Inc.

Date: August 20, 2007	By: /s/ Alice Tzu-Shia Hwang
Name: Alice Tzu-Shia Hwang
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2007	By: /s/ Chien-Fang Wang
Name: Chien-Fang Wang
Title: Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002