Form 10QSB
period 2007-09-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2007-11-19
CIK 1080316

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ ✓ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________________ to _____________________________

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

The number of shares of the Common Stock of the registrant outstanding as of November 16, 2007 was 34,343,000.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NANO SUPERLATTICE TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIRIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,088	$207,920
Restricted cash	126,677	140,742
Accounts receivable, net	3,237,695	1,746,093
Inventory	1,613,277	1,654,583
Other receivables	37,757	151,127
Prepaid expenses	4,006	2

Total curent assets	5,059,500	3,900,467

Fixed assets, net	8,103,719	8,159,798

Other assets:
Deposits	24,504	24,552
Other assets	58,197	67,568

Total other assets	82,701	92,120

Total assets	$13,245,920	$12,152,385

See Accompanying Notes to Financial Statements

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,973,427	$2,234,800
Due to related party	2,303,168	768,887
Current portion, long-term debt	1,916,697	1,956,752
Obligation under capital leases	290,133	528,549

Total current liabilities	7,483,425	5,488,988

Long-term debt, net of current portion	1,202,992	1,794,424

Total liabilities	8,686,417	7,283,412

Minority Interest	97,666	99,318

Stockholders’ equity:
Common stock, $.0001 par value, 50,000,000 shares
authorized, 32,343,000 issued and outstanding 32,343,000	3,234	3,234
Additional paid-in capital	6,735,078	6,735,078
Other comprehensive income	208,737	220,442
Accumulated deficit	(2,485,212)	(2,189,099)

Total stockholders’ equity	4,461,837	4,769,655

Total liabilities and stockholders’ equity	$13,245,920	$12,152,385

See Accompanying Notes to Financial Statements

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended,		Nine Months Ended,
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Sales, net	$2,154,703	$2,645,408	$7,117,323	$6,763,094

Cost of sales	1,572,944	2,370,888	5,951,936	6,345,959

Gross profit	581,759	274,520	1,165,387	417,135

General and administrative expenses	283,132	91,829	1,110,572	385,176

Income (Loss) from operations	298,627	182,691	54,815	31,959

Other (Income) expense:
Interest income	(23,747)	(6,197)	(24,327)	(20,778)
Gain on sale of fixed assets	(203,865)	-	(203,865)	-
Interest expense	76,917	35,688	177,970	134,259
Loss on impairment of fixed asset	-	110,052	-	110,052
Other (income) expenses	(24)	87,887	(266)	94,293
Minority interest	9,070	1,440	3,181	(1,443)

Total other (income) expense	(141,649)	228,870	(47,307)	316,383

Income (Loss) before income taxes	440,276	(46,179)	102,122	(284,424)

Provision for income taxes	(62)	15	11,258	11,689

Net income (loss)	$440,338	$(46,194)	$90,864	$(296,113)

Net income (loss) per share (basic and diluted)
Basic	$0.014	$(0.001)	$0.003	$(0.009)
Diluted	$0.014	$(0.001)	$0.003	$(0.009)

Weighted average number of shares
Basic	32,343,000	32,343,000	32,343,000	32,343,000
Diluted	32,343,000	32,343,000	32,343,000	32,343,000

See Accompanying Notes to Financial Statements

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(296,113)	$90,864
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	460,405	699,742
Impairment loss on fixed assets	110,052	-
Bad debt	6,876	85,873
(Gain) loss on sale of fixed assets	-	(203,865)
Minority interest	(1,443)	3,181
Decrease (Increase) in notes and accounts receivables	(1,486,272)	(443,954)
Decrease (Increase) in other receivables	6,462	(22,673)
Decrease (Increase) in inventories	37,673	(988,434)
Decrease (Increase) in prepaid expenses and other current assets	101,468	83,895
Increase (Decrease) in accounts payable and accrued expenses	735,316	1,483,366
Total Adjustments	(29,463)	697,131

Net cash provided by (used in) operating activities	(325,576)	787,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Porceeds from sale of property, plant and equipment	-	493,760
Purchases of property, plant and equipment	(523,179)	(1,870,246)
Decrease (Increase) in restricted cash	13,647	-
Decrease (Increase) in deferred expenses	(6,946)	(139,664)
Decrease in refundable deposits	9,143	1,555

Net cash used in investing activities	(507,335)	(1,514,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	$121,240	$689,900
Payments of debt	(973,775)	(836,102)
Payment of loan to related party	1,519,762	-
Net cash provided by (used in) financing activities	667,227	(146,202)

Effect of exchange rate change on cash	(2,148)	8,235

Net change in cash and cash equivalents	(167,832)	(864,567)
Cash and cash equivalents at beginning of period	207,920	1,274,842
Cash and cash equivalents at end of period	$40,088	$410,275

Supplemental cash flows disclosures:
Income tax payments	$11,689	$-
Interest payments	$134,288	$177,970

See Accompanying Notes to Financial Statements

NANO SUPERLATTICE TECHNOLOGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)

Common stock, number of shares outstanding
Balance at beginning of period	32,343,000	32,343,000
Common stock issued	-	-

Balance at end of period	32,343,000	32,343,000

Common stock, par value $.001
Balance at beginning of period	$3,234	$3,234
Common stock issued	-	-

Balance at end of period	3,234	3,234

Additional paid in capital
Balance at beginning of period	6,735,078	6,735,078
Issuance of stock	-	-

Balance at end of period	6,735,078	6,735,078

Other comprehensive income
Balance at beginning of period	220,442	177,254
Foreign currency translation	(11,705)	43,188

Balance at end of period	208,737	220,442

Retained earnings (deficits)
Balance at beginning of period	(2,189,099)	(1,995,819)
Net income (loss)	(296,113)	864,147

Balance at end of period	(2,485,212)	(1,131,672)

Total stockholders’ equity at end of period	$4,461,837	$5,827,082

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

On December 30, 2004, the Company changed its fiscal year end from June 30th to December 31st.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended

September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EXCHANGE GAIN (LOSS)

As of September 30, 2007 and 2006, the transactions of Nano Superlattice Technology, Inc. - Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

TRANSLATION ADJUSTMENT

The accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

As of September 30, 2007 and December 31, 2006, the exchange rates between NTD and the USD was NTD$1 = USD$0.03063 and NTD$1 = USD$$0.03069, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03031 and NTD$1 = USD$$0.03075, respectively. Total translation adjustment recognized as of September 30, 2007 and December 31, 2006 is $208,737 and $220,442, respectively.

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

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2007 and December 31, 2006, inventory consisted only of finished goods.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

ADVERTISING

Advertising costs are expensed in the year incurred.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE D - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2007	December 31, 2006
Machinery and equipment	$ 8,031,881	$ 6,799,070
Furniture and fixtures	557,843	369,311
Leased equipment	949,530	951,390
Prepayment for machinery
and equipment	141,907	1,044,115

	$ 9,681,161	$ 9,163,886

Accumulated depreciation	(1,467,390)	(1,004,088)

Impairment loss	(110,052)	-

	$ 8,103,719	$ 8,159,798

In the third quarter of 2006, the Company sold a piece of equipment due to its incompatibility with the Company’s production progress. The equipment was sold to Taiwan Yi-Zhi-Zhuan International Co., Ltd. for $493,760, and the book value of the equipment was $289,895. As such, the sale of the equipment resulted in a gain of $203,865.

NOTE E - COMMITMENTS

The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $37,372 and $42,062 for the nine months ended September 30, 2007 and 2006, respectively.

The Company has future minimum lease obligations as follows:

Twelve-month ended
September 30	Amount

2008	$26,036

Total	$26,036

Capital leases -The company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The company has future minimum payments under capital leases as follows: (see Note H)

Twelve-month ended
September 30	Amount
2008	$290,133

Total	$290,133

NOTE F - COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2007 and 2006, vacation liability exists in the amount of $2,297 and $2,164, respectively.

NOTE G - SALES-LEASEBACK TRANSACTION

In September 2005, the Company completed the sale of a piece of equipment for $933,720. The transaction has been accounted for as a sales-lease back transaction, wherein the property was sold, immediately leased back, and accounted for as a capital lease. An obligation in the amount of $1,042,032, representing the proceeds, has been recorded in the Company’s Statement of Financial Position, and is being reduced based on payments under the lease. As of September 30, 2007, the Company has a balance due of $290,133 (see Note E).

The Company is currently in default of their sales-leaseback transaction (see Note H).

NOTE H - LEASE AND LOAN DEFAULT

In September 2005 the Company entered into a sales-leaseback agreement (Note G) on a piece of equipment with a financial institution. However, the equipment sold had already been pledged as collateral for the Company’s line of credit with a bank in Taiwan. The bank’s recourse is to repossess the asset or demand payment in full. As of September 30, 2007, and the date of this report, no such demand has been made. Because of the default with the transaction the Company has categorized all debts associated with these transactions as current liabilities until the matter is resolved.

NOTE I - INCOME TAXES

Total Federal and State income tax expense for the six months ended September 30, 2006 and 2005 amounted to $0 and $0 respectively. For the nine months ended September 30, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

The following is a reconciliation of income tax expense:

09/30/07	U.S.	State	International	Total

Current	$0	$0	$11,689	$11,689
Deferred	0	0	0	0
Total	$0	$0	$11,258	$11,258

09/30/06	U.S.	State	International	Total

Current	$0	$0	$11,689	$11,689
Deferred	0	0	0	0
Total	$0	$0	$11,689	$11,689

NOTE J - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2007 and December 31, 2006 are as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income

Balance at December 31, 2005	$177,254	$177,254
Change for 2006	43,188	43,188

Balance at December 31, 2006	220,442	220,442
Change for 2007	(11,705)	(11,705)

Balance at September 30, 2007	$208,737	$208,737

NOTE K - DEBT

At September 30, 2007 and December31, 2006, the Company had notes payable outstanding in the aggregate amount of 3,119,689 and $3,751,176, respectively, payable as follows:

September 30, 2007		December 31, 2006

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 5.724%		Taiwan, interest at 7.57%
per annum, due by December		per annum, due by
24, 2007	95,259	November 10, 2008	$39,240

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 7.62% per		Taiwan, interest at 6.87%
annum, due by November 10,		per annum, due by
2008	24,191	November 10, 2008	90,650

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 6% per		Taiwan, interest at 5% per
annum, due by April, 3, 2008		annum, due by April 30,
	93,963	2007	45,421

Note payable to a bank in
Taiwan, interest at 5.66% per		Note payable to a bank in
annum, due by September 7,		Taiwan, interest at 6.7% per
2008	110,211	annum, due by July 21, 2007	84,782

Note payable to a bank in		Secured Note payable to a
Taiwan, interest at 7.01% per		bank in Taiwan, interest at
annum, due by October 29,		3.67% per annum, due by
2008	88,450	January 17, 2012	843,975

Note payable to a bank in		Usance L/C payable to a
Taiwan, interest at 6.92% per		bank in Taiwan, interest at
annum, due by November 10,		7.1% per annum, due by
2008	55,816	March 21, 2007	10,920

Note payable to a bank in		Note payable to a bank in
Taiwan, interest at 6.10% per		Taiwan, interest at 5.64%
annum, due by January 8,	83,322	per annum, due by
2009		September 7, 2008	189,258

Note payable to a bank in		Secured Note payable to a
Taiwan, interest at 6% per		bank in Taiwan, interest at
annum, due by January 17,		3.94% per annum, due by	613,800
2009	71,529	August 8, 2010

Secured Note payable to a		Note payable to a bank in
bank in Taiwan, interest at		Taiwan, interest at 6% per

4.01% per annum, due by		annum, due by January 17,	109,450
August 8, 2010	581,504	2009

Secured Note payable to a		Note payable to a bank in
bank in Taiwan, interest at		Taiwan, interest at 5.875%
3.690% per annum, due by		per annum, due by April, 3,	208,720
January 17, 2012	758,093	2008

Short-term Note payable to a		Short-term Note payable to a
bank in Taiwan, interest at		bank in Taiwan, interest at
2.10% per annum, due by	1,157,351	2.52% per annum, due by
October 9, 2007		March 9, 2007	1,216,078

		Note payable to a bank in
		Taiwan, interest at 7.01%
		per annum, due by October	151,570
		29, 2008

		Secured Note payable to a
		bank in Taiwan, interest at
		5.195% per annum, due by	147,312
		January 15, 2007

Total	3,119,689	Total	3,751,176

Current portion	$1,916,697	Current portion	$1,956,752

Long-term portion	$1,202,992	Long-term portion	$1,794,424

NOTE L - RELATED PARTY TRANSACTIONS

Alice Tzu-Shia Hwang- As of September 30, 2007, the Company has a non interest-bearing loan from Alice Tzu-Shia Hwang, the CEO of the Company, in the amount of $2,303,168.

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

NOTE N - GOING CONCERN

As shown in the accompanying financial statements, as of September 30, 2007, the Company’s current liabilities exceeded its current assets by approximately $2,424,000. These factors arise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional funding through borrowings from shareholders or financial institutions and defer the amounts due under the credit line and sales lease back transaction. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table presents the consolidated results of the Company for the nine months ended September 30, 2007 and 2006. The discussion following the table compares the results for the nine months ended September 30, 2007 with those for the nine months ended September 30, 2006.

	Three Months Ended,		Nine Months Ended,
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Sales, net	$2,154,703	$2,645,408	$7,117,323	$6,763,094

Cost of sales	1,572,944	2,370,888	5,951,936	6,345,959

Gross profit	581,759	274,520	1,165,387	417,135

General and administrative expenses	283,132	91,829	1,110,572	385,176

Income (Loss) from operations	298,627	182,691	54,815	31,959

Other (Income) expense:
Interest income	(23,747)	(6,197)	(24,327)	(20,778)
Loss on sale of fixed assets	(203,865)	-	(203,865)	-
Interest expense	76,917	35,688	177,970	134,259
Loss on impairment of fixed asset	-	110,052	-	110,052
Other (income) expenses	(24)	87,887	(266)	94,293
Minority interest	9,070	1,440	3,181	(1,443)

Total other (income) expense	(141,649)	228,870	(47,307)	316,383

Income (Loss) before income taxes	440,276	(46,179)	102,122	(284,424)

Provision for income taxes	(62)	15	11,258	11,689

Net income (loss)	$440,338	$(46,194)	$90,864	$(296,113)

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Net Sales. Net sales for the three months ended September 30, 2007 were $2,645,408 compared to $2,154,703 for the three months ended September 30, 2006. The increase in net sales was due to the increase in sales of computer accessories.

Cost of Sales. Cost of sales for the three months ended September 30, 2007 was $2,370,888 or 89.6% of net sales, as compared to $1,572,944 or 73.0% of net sales, for the three months ended September 30, 2006. The increase in cost of sales was due to the increase in sales. The increase in cost of sales as compared to net sales was due to the sale of lower gross margin products.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 were $91,829 or 3.47% of net sales, as compared to $283,132 or 13.14% of net sales, for the three months ended September 30, 2006. The decrease in general and administrative expenses was due to decreases in salary, amortization and professional expenses. The decrease in general and administrative expenses as compared to net sales was because the decrease of salary, amortization and professional expenses.

Income (Loss) From Operations. Income (loss) from operations for the three months ended September 30, 2007 was $182,691 as compared to $298,627 for the three months ended September 30, 2006. This change was primarily the result of the reasons described above during the three months ended September 30, 2007.

Other (Income) Expense. Other (income) expense for the three months ended September 30, 2007 was $228,870 as compared to $(141,649) for the three months ended September 30, 2006. This change is primarily attributable to the increase in loss on impairment of fixed asset and decrease in loss on sale of fixed asset and other expenses.

Net Income (Loss). Net income (loss) for the three months ended September 30, 2007 was $(46,194) as compared to income of $440,338 for the three months ended September 30, 2006 primarily for the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Net Sales. Net sales for the nine months ended September 30, 2007 were $6,763,094 compared to $7,117,323 for the nine months ended September 30, 2006. The decrease in net sales was due to a decrease in nano-coating sales and a decrease in sales of individual wires and cables.

Cost of Sales. Cost of sales for the nine months ended September 30, 2007 was $6,345,959, or 93.8% of net sales, as compared to $5,951,936 or 83.6% of net sales, for the nine months ended September 30, 2006. The increase in cost of sales was due to the decrease in sales. The increase in cost of sales as compared to net sales was due to the sale of lower gross margin products.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 were $385,176 or 5.7% of net sales, as compared to $1,110,572 or 15.6% of net sales, for the nine months ended September 30, 2006. The significant decrease in general and administrative expenses was due to decreases in professional expenses, depreciation and other expenses.

Income (Loss) From Operations. Income (loss) from operations for the nine months ended September 30, 2007 was $31,959 as compared to $54,815 for the nine months ended September 30, 2006. This change was primarily the result of the significant decrease in general and administrative expenses described above during the nine months ended September 30, 2007.

Other (Income) Expense. Other (income) expense for the nine months ended September 30, 2007 was $316,383 as compared to $(47,307) for the nine months ended September 30, 2006. This change is primarily attributable to the increase in loss on impairment of fixed asset and decrease in loss on sale of fixed assets and interest expenses.

Net Income (Loss). Net loss for the nine months ended September 30, 2007 was $(296,113) as compared to income of $90,864 for the nine months ended September 30, 2006 primarily for the reasons described above.

The terms of the sale lease-back agreement referenced below required the Company to transfer the piece of equipment to the lessor free of any liens or security interests. Since the equipment sold and leased back had been previously pledged to a Taiwan bank in connection with a line of credit, the Company is in default of the leaseback agreement. If, as a result of the breach of this agreement, the Company lost use of the equipment, such loss could materially affect the Company’s financial condition and results of operations in that the Company’s business could be disrupted until such time as the Company could replace the equipment or secure other alternatives.

Liquidity and Capital Resources

Cash and cash equivalents were $40,088 at September 30, 2007 and $207,920 at December 31, 2006. Our total current assets were $5,059,500 at September 30, 2007 as compared to $3,900,467 at December 31, 2006. Our total current liabilities were $7,483,425 at September 30, 2007 as compared to $5,488,988 at December 31, 2006. On July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation from the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $871,637. Repayment of such amounts could materially affect our liquidity position.

We had working capital at September 30, 2007 of $(2,423,925) compared with working capital of $(1,588,521) at December 31, 2006. This decrease in working capital was to due to a decrease in cash and cash equivalents and increase in accounts payable. During the nine months ended September 30, 2007, net cash used in operations was $325,576. Net cash used in investing activities was $507,335 for equipment purchases, and net cash provided by financing activities was $667,227, which consisted of repayment of loans, partially offset by new borrowings from a related party. Net change in cash and cash equivalents was $(167,832) for the first quarter of 2007.

Capital expenditures.

Total capital expenditures during the nine months ended September 30, 2007 was $523,179.

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

Currency exchange fluctuations

As of September 30, 2007, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

As of September 30, 2007 and December 31, 2006, the exchange rates between NTD and the USD was NTD$1 = USD$0.03063 and NTD$1 = USD$$0.03069, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03031 and NTD$1 = USD$$0.03075, respectively. Total translation adjustment recognized as of September 30, 2007 and December 31, 2006 is $208,737 and $220,442, respectively.

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

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Nano Superlattice Technology, Inc.

Date November 19. 2007	By:	/s/ Alice Tzu-Shia Hwang
Name: Alice Tzu-Shia Hwang
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date November 19, 2007	By:	/s/ Chien-Fang Wang
Name: Chien-Fang Wang
Title: Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002