Form 10KSB
period 2007-12-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2008-05-13
CIK 1080316

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2007

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

No.666, Jhensing Rd.
Gueishan Township, Tao Yuan County 333
           Taiwan, F4 11111
(Address of principal executive offices)

Issuer’s Telephone Number: 011-886-3-349-8677

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) under the Exchange Act [  ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

Issuer’s revenues for its most recent fiscal year: $9,429,345

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2008 was approximately $262,340 based upon the last trading price of $0.01 per share as reported by the Over the Counter Bulletin Board on such date.

There were 34,508,000 shares of the Issuer’s common stock outstanding on March 31, 2008.

Transitional Small Business Disclosure Format (check one):           YES[  ]    NO [X]

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.” Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, the impact of competitive products; changes in laws and regulations; the adequacy and availability of insurance coverage; increases in borrowing costs and the availability of debt or equity capital; consumer acceptance of our products; market and industry conditions; the success of product development and new product introductions into the marketplace; and other risks and uncertainties discussed elsewhere herein, including under “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.” In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

ITEM 1. Description Of Business.

Overview

      We were incorporated in the State of Delaware on July 20, 1998 under the name “Wigwam Development, Inc.” On May 19, 2004, we changed our name to “Nano Superlattice Technology, Inc.” Through our wholly-owned subsidiary, Nano Superlattice Technology Inc. (BVI), a British Virgin Islands company with operations in Taiwan (“Nano-BVI”), we are in the business of selling computer peripherals, consumer electronics, and communication cable on a wholesale level (for resale), and developing and producing nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers in the computer mechanical and molding industries in Taiwan. Nanotechnology, or molecular manufacturing, is a technological process used in manufacturing products to be lighter, stronger, smarter, cheaper, cleaner and more precise. In 2007, our computer peripherals/consumer electronics business represented approximately 94% of our revenues. However, we believe that our future growth and success will be based on the development and sale of our nano-scale coating technology.

      On May 26, 2004, we acquired all of the issued and outstanding stock of Nano-BVI pursuant to a Share Exchange Agreement, dated as of May 26, 2004, by and among our company, Mr. Wen Chao Hsin, Ms. Alice Tzu-Shia Hwang and Nano-BVI. As a result of the transaction, Nano-BVI became a wholly-owned subsidiary of our company, and the former shareholders of Nano-BVI received shares of our common stock representing approximately 91.5% of our common stock at that date of transfer. Nano Superlattice Technology, Inc. (Taiwan) (“Nano-Taiwan”), a majority-owned subsidiary of Nano-BVI, was established in Taiwan in January 2002 to perform nanotechnology research and development and apply nanotechnology in actual production.

     Since inception, our nano-technology business has progressed from research and development to commercial production. Our business strategy is to increase our market share by first focusing on providing our nano-coating technology service to manufacturers in the Far East and expanding into other international markets. Since nanotechnology has a vast application range, we also intend to conduct further research into the many additional uses for nanotechnology with the goal of becoming an internationally recognized nanotechnology design center.

     In the future, we expect to expand the number and type of industries we are able to service. We anticipate working with the developmental needs of Taiwan’s semiconductor, precision machinery and telecommunication industries to establish micro-component production, equipment and inspection technology, and micro-system assembly and testing technology. We also plan to integrate the design technologies of mechanical, optical, electronic, magnetic, and micro systems to be applied in future products.

Principal Suppliers

     For our computer peripherals/consumer electronics and cable business, we purchase the products from local (Taiwan) suppliers. Our suppliers include manufacturers, major wholesalers and importers, and we believe that we can obtain most of such products from more than one of our suppliers.

     For our nano-coating business, we rely on two main suppliers of the nickel and aluminum used for nano-coating. Nickel is obtained from Beijing’s Great Wall Ti-Gold Corporation for use in coating heat sinks for computers. Aluminum is supplied by Germany’s GFE Corp. for use on cell phone numeric key pads and covers. We have other suppliers from which we can purchase nickel and aluminum. Due to the abundant supply of aluminum and nickel in the marketplace and the limited quantity of these products that are required in our coating processes, we believe that we have and will continue to have ready access to aluminum and nickel necessary for use in our coating processes. In addition, we have purchased small quantities of vanadium from GFE Metals of Germany, and have purchased titanium and copper through Hong Kong’s Advanced Material Technology Co. Ltd.

Services And Products

     We currently derive most of our revenues from the sale of computer peripherals/consumer electronics, including motherboards, chips, televisions, wiring and various accessories and monitors, etc., to wholesalers. In general, we do not proactively sell such products. Rather, we consolidate purchase orders we receive from our various customers and seek to have them filled by our suppliers or from inventory we have amassed in anticipation of such purchase orders.

     We develop and produce nano-scale coating technology to be applied to various products of our customers in Taiwan and Mainland China, primarily for use in industrial drills, milling cutters, cell phone casings and buttons and heat sinks for computers. Our unique core technology coating system is the Superlattice ABS (Arc Bond and Sputtering) system coating technology. Arc Bond and Sputtering are two types of coating technologies. Using our unique Superlattice system, the Arc Bond and Sputtering technologies are combined to improve a product’s strength and to decrease the weaknesses and flaws that may be inherent in the use of just one type of coating technology. The Superlattice ABS system technology combines multiple nano-scale layers of metals, mainly nickel and aluminum, which are known to have excellent hardness properties and chemical resistance, in consecutive films that give the base material of the product that is coated a new and improved structure. The application of the coating on industrial products is designed to change their physical properties, thus improving an individual product’s durability, resistance, and performance. We also believe that our nano-coating technology also is more environmentally friendly than traditional coating or electroplating processes.

     The software we use for our coating processes is supplied by and essentially incorporated into our manufacturing machinery by Hauzer Techno Coating BV of The Netherlands. While produced by Hauzer, this machinery and its software were designed by Dr. Yu-Chien Cheng, a Director of our company and our Chief Supervisor of Technology, and his team of engineers, consultants and physics experts. We believe the software and the machinery represent a unique design which encompasses our proprietary technology and knowledge and which meet our equipment specifications and technical production standards. These machines are capable of creating and sustaining high temperatures, handling large volumes of metals and creating a vacuum necessary for nano-coating processes. We had an exclusive license agreement which precluded Hauzer from utilizing the software or reproducing similar machinery, but this agreement expired (see “Risk Factors – The exclusivity restrictions on our software supplier have lapsed”).

     Through the use of computer controls, we believe our superlattice nano-coating technology will enable us to increase the value of the products we process. The coating technology can be broadly applied to improve wear-resistance and the friction coefficient of cutting tools and molds, while laying down a foundation for high-speed processing techniques, which is difficult to achieve using conventional coating and chemical electroplating technology. The Superlattice ABS system is targeted towards the manufacture of hi-tech components in the aviation, electronics, defense, and precision electrical engineering industries. The coating technology researched and developed by our company is durable and thin, has good heat and shock-resistance performance and is dent and abrasion-proof. The technology can allow a cutting edge to maintain high cutting strength while avoiding dust accumulation, and can be used to process steel products, high-temperature alloys, stainless steels, hard processing materials, aluminum, stone mill, and alloy steel. Molds or tools which have been coated are at least three (3) times stronger than the original base materials in terms of their hardness, wear-resistance, peel-resistance, heat-resistance, corrosion-resistance, and heat transfer efficiency. When compared to non-coated tungsten carbide, our coating technology increases the efficiency of coated tungsten carbide by 15% and does not damage the cutting tools. Our thin film coating technology can be applied to cutting tools, molds, heat sinks, electronic components (e.g., passive components like resistors, capacitors, inductors, etc.), sensors, optoelectronics, and optics.

     We have successfully researched, developed and tested super-hard thin films using metallic materials such as titanium zirconium nitride (TiZrN), Chromium Nitride (CrN), and titanium aluminum nitride (TiAlN). We also have developed the titanium aluminum vanadium nitride (TiAlVN) multiple layer thin film, which has the hardness of a diamond and which, we believe, is one of the more advanced coating films currently on the market. Our system enables coating applications at the relatively low temperature of 500ºC and below, which avoids affecting the precision or size of the tools or molds being coated, which can become misshapen at high temperatures. Indeed, the low temperature of vacuum sputtering technology allows metallic coating (copper, silver, nickel, aluminum, or chromium) to be applied to the surface of base materials such as plastics and acrylics.

     Our super-hard alloy coating materials were especially developed for printed circuit board drills in response to market requirements for diversified, multi-layer and high density base materials for printed circuit boards. Compared to other thin film techniques, the ABS system is effective in reducing friction and distortion, increasing anti-oxidation, high-speed cutting suitability and hardness. This not only increases the lifespan of printed circuit board drills, but also reduces the replacement frequency of drill heads and lowering costs. In addition, we believe that the market for cell phone casings and keypads will represent a significant opportunity for our company, given that our nano-coatings can make such products smoother, sleeker, scratch resistant and more aesthetically pleasing.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts

     In the hard-coating field, Dr. Cheng was awarded a ten year patent on anode arc ion plating technology on October 25, 2002 in the People’s Republic of China. The patent is used by us as part of our superlattice nano-coating technology. See “Risk Factors – We may not be able to exploit the patent held by Dr. Cheng.”

Sales And Marketing

     We do no marketing in connection with our computer peripherals/consumer electronics and cable business. We aggregate sales orders from our customers based on the type of products that they are interested in purchasing, and forward the orders to the appropriate supplier(s).

     For our nano-technology business, we have developed a multi-phase sales and marketing strategy which initially focuses on developing and consolidating domestic markets, advancing more significantly into Mainland China markets and expanding into international markets by incorporating global planning and management. We have a sales department that is responsible for developing customers and generating orders, arranging production, liaising with customers and reviewing contracts. We have adopted a “One-on-One Marketing” strategy to market our technologies. In “One-on-One Marketing,” we have and continue to establish a concise statistical and business profile of each of our customers whereby we record each customer’s products, business, requirements and history. We believe that this approach enables our sales executives to respond more quickly to each customer’s requirements and enables us to better provide products and services to our customers. As part of its “One-on-One Marketing” strategy, we employ a special system called Client Relationship Management, or CRM. The CRM system is an integrated system for marketing, sales and service that enables us to record information regarding our clients’ practices and behaviors and to proactively seek business opportunities based on related sales knowledge. The goal of the CRM system is to create an environment which facilitates business operations and optimizes profitability by customizing products for our clients in a timely and efficient manner.

     We currently have approximately 11 customers that have engaged us to coat drill bits of various sizes, from 0.01 cm to 2.3cm in width. We believe that in the .01cm to .04cm range, we are the only company in Taiwan with such production ability. The orders relating to most of these customers are all trial orders of small quantities.

Competition

     Our primary competition in the nano-coating field comes from the traditional electroplating industry. Electroplating is the process of producing a coating, usually metallic, on a surface by the action of electric current. The deposition of a metallic coating onto an object is achieved by putting a negative charge on the object to be coated and immersing it into a solution which contains a salt of the metal to be deposited. We also compete with other companies that use PVD nano-coating processes, such as American Standard in the United States, Balzers in Lichenstein, Bodycote in England and Ion Bond Inc. in Germany.

     We believe we have a competitive advantage over our competitors. Due to the imperfect and inefficient nature of traditional electric plating as well as the high quality and diverse applications and attributes of nano-coatings, we believe that our products and technology offer a superior and compelling alternative to electroplating. In addition, the electroplating process uses liquids and chemicals which are difficult to control and which have waste and contamination issues. We also believe that the general developmental direction of our business is significantly different from other nano-coating companies in our marketing efforts, product focus, production process and substrate materials employed. Other nano-coating companies have generally focused on the decorative coatings and not computer-related, high-tech products on which we are focusing. We believe that the level of complexity of our nano-coatings and our production processes are more advanced than those of our competitors.

Employees

     As of May 1, 2008, we had a total of 16 full-time employees, working in the areas of administration, sales, finance, technical, quality assurance and manufacturing. None of our employees are members of a union or labor organization. All of our employees focus their efforts on our nano-coating business, except for a few who periodically spend a small portion of their work time on our computer peripherals/consumer electronics and cable business.

Research And Development

     Our expenditures for research and development relating to our nano-coating technology were approximately $22,600 in 2007, $62,900 in 2006, and $651,000 since inception in 2004.

Risk Factors

     The following risk factors and other information included in this Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

      We are subject to risks inherent for recently established businesses based on a new technology. We face risks such as:

  Lack of diversity in our business, which creates a substantial reliance on the success of our only technology, nano-coatings, which has not yet gained widespread acceptance in the marketplace;

  Our inability to improve on and enhance our existing nano-coating technology;

  Our customers using in-house coating facilities instead of outsourcing these processes to us;

  Rapid increases in competition from other companies, some of which may have considerably greater financial and other resources than we do; and

  Other technologies, which may make our technology less desirable to existing or potential customers.

      The development and maintenance of our machinery is expensive and we may not be able to provide our products in a timely fashion. Our nano-coating processes are very expensive and require us to incur significant costs. The machinery necessary for the nano-coating processes is complex, and we face risks in running our production facilities, including:

  Hiring and maintaining qualified, full-time employees to operate our machinery;

  Further developing our software and machinery to adapt to changing market conditions;

  Decreasing production times to better service our customers’ needs; and

  Obtaining a continuous supply of high quality electrical power, and maintaining the proper cooling and temperature control, necessary to operate our machinery.

     If we are not successful in meeting these challenges, we may not be able to supply our customers with products in a timely fashion and our business could be materially adversely affected.

     We have a limited operating history. We have a limited operating history upon which potential investors may base an evaluation of our prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as nanotechnology. Such risks include, but are not limited to:

  Our ability to obtain and retain customers and attract a significant number of new customers.

  Our ability to implement our growth strategy, especially our sales and marketing efforts.

  Risks associated with financings and liquidity requirements.

  Rapidly changing customer requirements.

      The inability to obtain patent and copyright protection for our technology or misappropriation of our intellectual property could adversely affect our competitive position. Our success depends on our software and internally developed technologies, know-how, and related intellectual properties. Management regards the technology as proprietary and will intends to protect it by seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization.

     We may need to resort to litigation in the future to enforce or to protect our intellectual property rights. In addition, our technologies and proprietary rights may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we could have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

      We may have future capital needs for which we will need to access additional financing. We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new markets and enhanced products. If additional funds are raised through the issuance of equity or convertible debt securities, our current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

      We may not be able to retain our key management. As a small company with a limited number of personnel, we are highly dependent on the services of Ms. Alice Tzu-Shia Hwang, our President and Chairman of the Board, Dr. Yu-Chien Cheng, our Chief Supervisor of Technology and a member of our Board of Directors, as well as the other principal members of our management and scientific staff. We do not have employment agreements with any of such people (other then Dr. Cheng), and we do not maintain key man life insurance on any of them. If one or more of them are unable or unwilling to continue in their present positions, our business may be severely disrupted, and our ongoing research and development efforts could be severely impaired.

     Our future success also depends, to a significant extent, on our ability to attract, train and retain qualified personnel. Recruiting and retaining capable personnel, particularly those with expertise in our industry, are vital to our success. There is substantial competition for qualified personnel, and there can be no assurance that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

      We may not be able to exploit the patent held by Dr. Cheng. In 2002, Dr. Yu-Chien Cheng, a Director of our company and our Chief Supervisor of Technology, was awarded a ten-year patent on anode arc ion plating technology in the People’s Republic of China. The patent is used by us as part of our superlattice nano-coating technology. If Dr. Cheng restricts or otherwise prohibits the use of the patent held by him, our business would be materially adversely affected.

      The exclusivity restrictions on our software supplier have lapsed. The software we use for our coating processes is supplied by and incorporated into our manufacturing machinery by Hauzer Techno Coating BV of The Netherlands. We had an exclusive agreement with Hauzer which prohibits Hauzer from utilizing the software or reproducing a similar piece of machinery. The agreement expired. We believe our proprietary knowledge as to the programming and operation of the machinery is necessary for the machinery to be successfully operated. Nevertheless, if Hauzer is successful in selling the machinery to others, our business could be materially adversely affected. In addition, if we unable to obtain additional units of such machinery from Hauzer or others, we will not be able to service some of our expected order flow and we would remain vulnerable to delays or stoppages in production and order fulfillment if the machinery we currently own breaks down or is shut down for extended repairs, all of which could have a material adverse affect on our business and results of operations.

      Our stock price is highly volatile. Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

  Variations in our quarterly operating results.

  General economic slowdowns.

  Changes in market valuations of similar companies;

  Sales of large blocks of our common stock.

  Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capita commitments.

  Fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

      Risks associated with doing business in Asia. There are substantial risks associated with our Asian operations. The establishment and expansion of international operations requires significant management attention and resources. All of our current and most of our anticipated future revenues are or are expected to be derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results, language barriers and other difficulties in staffing and managing foreign operations:

  Legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers.

  Longer customer payment cycles and greater difficulties in collecting accounts receivable;

  Uncertainties of laws and enforcement relating to the protection of intellectual property;

  Seasonal reductions in business activity; and

  Potentially uncertain or adverse tax consequences.

      Certain political and economic considerations relating to Asia could adversely affect our business. Changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on our business, operating results and financial condition. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations, although not significant at the present time are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

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

      Foreign corrupt practices act. We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

ITEM 2. Description Of Property.

     We do not own any real property. We maintain our office administration, sales and production facilities in approximately 1,500 square meters of leased space in Gueishan Shiang, Taoyuan Hsien, Taiwan. The lease expires on March 31, 2010.

ITEM 3. Legal Proceedings.

     Currently, we are not a party to any pending material legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

     No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

ITEM 5. Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchase Of Equity Securities.

     Our common stock currently is quoted on the OTCBB under the symbol “NSLT”. The following table sets forth, for the periods indicated, the high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
FISCAL 2007
Quarter ended March 31, 2007	$0.22	$0.16
Quarter ended June 30, 2007	0.18	0.13
Quarter ended September 30, 2007	0.12	0.07
Quarter ended December 31, 2007	0.04	0.02

FISCAL 2006
Quarter Ended March 31, 2006	$4.25	$1.90
Quarter Ended June 30, 2006	3.08	0.42
Quarter Ended September 30, 2006	0.48	0.12
Quarter Ended December 31, 2006	1.39	0.15

     As of March 29, 2008, there were approximately 1,457 record holders of our common stock. We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

     The following table summarizes our equity compensation plans as of December 31, 2007:

	Number of securities to	Weighted average	Number of
	be issued upon exercise	exercise price of	securities
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by	--	--	--
security holders

Equity compensation plans not approved	300,000[1]	$.03	--
by security holders

Total	300,000	$.03	--

1 Represents a warrant to purchase 300,000 shares of common stock, exercisable at $.03 per share, issued to an advisor for services rendered to our company.

     In 2007, we issued 2,000,000 shares of common stock pursuant to the exercise of a previously issued warrant for an aggregate purchase price of $200. We relied on the status of the warrant holder as an accredited investor in claiming an exemption from registration under Regulation D promulgated under the Securities Act.

     In March, 2008, we issued an aggregate of 165,000 shares of common stock to various employees of our company for services rendered. Such shares were issued in reliance upon on the exemption from registration afforded by Section 4(2) of the Securities Act or Regulation S promulgated under the Securities Act, as applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report of Form 10-KSB. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed below, under the heading “Risk Factors,” or elsewhere in this Form 10-KSB. See “Forward Looking Statements”.

     Our primary business focus is the superlattice nano-coating industry. However, in order to facilitate, maintain and make viable our business plan we have engaged in the business of selling computer peripherals/consumer electronics and cables. We conduct these business activities to fund the continuation of our development process and further the research and development of our core nano-coating technology as well as to better achieve our overall business objectives. In the year period ended December 31, 2007, the sale of computer peripherals/consumer electronics generated approximately 94% of our total revenue, as compared to approximately 90% of our total revenue in the year ended December 31, 2006. While these business activities have been successful and profitable, they do not represent the long term focus of our company.

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

     Business Combinations - SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. Income and expenses of the acquired entity are included in our financial statements as of the date of acquisition.

     Accounting for the Impairment or Disposal of Long-Lived Assets - SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment, the accounting for any such impairment and the specific criteria for classifying assets to be disposed of as held for sale.

     Principles of Consolidation - The consolidated financial statements include the accounts of Nano Superlattice Technology, Inc, and its wholly owned subsidiary Nano Superlattice Technology, Inc. (BVI) and its indirect majority-owned subsidiary, Nano Superlattice Technology, Inc. (Taiwan). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Results of operations

     Audited year ended December 31, 2007 compared to the audited year ended December 31, 2006

     Sales. Net sales for the year ended December 31, 2007 were $9,429,345 compared to $9,469,590 for the year ended December 31, 2006, a decrease of $40,425 or less than 1%. Our sales revenue for 2007 and 2006 is broken down as follows:

	2007		2006
Nano Technology sales	$576,133	6.11%	1,180,051	12.46%
Computer Peripherals/consumer electronics	8,841,897	93.78%	$8,230,822	86.92%
Communication Cables	7,543	0.08%	7,926	0.08%
Other revenue	3,772	0.04%	50,791	0.54%
	$9,429,345	100%	$9,469,590	100.00%

     Cost of sales. Cost of sales for the year ended December 31, 2007 was $8,860,306 or 93.97% of sales, as compared to $8,348,774 or 88.16% of sales, for the year ended December 31, 2006. The increase in the cost of sales over the prior year were due increased prices charged by vendors for computer peripherals and consumer electronics.

     General and administrative expenses. General and administrative expenses were $466,769 or 4.95% for the year ended December 31, 2007, as compared to $752,389 or 7.95% for the year ended December 31, 2006. The decrease was mainly due to a decrease in administrative salaries, travel expenses and general office expenses.

      Income from operations. Income from operations for the year ended December 31, 2007 was $102,270, compared to income from operations for the year ended December 31, 2006 of $368,427. This change was the result of higher material prices and higher nano-coating direct costs.

     Other (income) expense. Total other expenses were $216,316 for the year ended December 31, 2007 as compared to $554,079 for the year ended December 31, 2006. The decrease in other expenses was mainly due to the $615,000 write off of an investment security in 2006, partially offset by a gain on the sale of fixed assets of approximately $365,400.

     Net income (loss). Net loss for the year ended December 31, 2007 was $120,822 compared to a net loss of $193,280 for the year ended December 31, 2006. The decrease in the net loss primarily was due to reasons described above.

Liquidity and capital resources

     Cash and cash equivalents were $184,322 at December 31, 2007. Working capital at December 31, 2007 was $957,297. The President of our company advanced $2,126,735 to us, and these funds were used to reduce our bank debt and purchase equipment. As at December 31, 2007, we had accounts receivable of $2,953,859, representing a $1,207,766 increase from December 31, 2006 and we had inventory of $2,181,153, representing a $526,570 increase from December 31, 2006. The increase in our accounts receivable was principally due to our decision, in light of the difficulties in the Taiwanese economy, to extend payment terms to our customers from 90 days to 120 days during the fourth quarter of 2007. We have since returned to 90 days terms, and expect our accounts receivable to return to historical levels relative to our sales. The increase in our inventory was mainly due to our decision to inventory more products given the bulk discounts that were being offered to us by our vendors. We believe our inventory will be sold, and accounts receivable will be collected, in the normal course of business in 2008.

     During 2007, net cash utilized by operations was $457,853, and cash provided from financing activities was $1,090,076, principally as a result of the $2,126,735 in non-interest bearing loans we received from the President of our company. During 2006, net cash provided by operations was $1,407,168 due mainly to decreased accounts receivable, and cash provided by financing activities was $712,081 principally as a result the $768,887 in non-interest bearing loans we received from the President of our company.

      Given the losses incurred by our company in prior years, we have undertaken several measures to promote our success:

  Aggressive reduction in our general and administrative costs. By dismissing nonessential employees and implementing other aggressive cost cutting measures, we reduced our general and administrative costs to $466,769 for 2007 as compared to $752,389 for 2006 - a 38% reduction.

  Investment by Related Party. Ms. Hwang, the CEO and the Chairman of the Board of our company, has made non-interest bearing loans to our company in the aggregate amount of $2,895,622 as of December 31, 2007, with additional loans having been made by her thereafter. We have been in negotiations with to Ms. Hwang to convert up to $1,500,000 of her non-interest bearing loans into equity.

  Negotiations with short term creditors. We currently are negotiating with several of our short term creditors to lengthen and/or defer the repayment periods for the monies owed to them.

     We expect that our cash from operations will improve over the next 12 months as revenue from our nano-coated products continues to grow (which is expected as the market for nano-coated products expands and we hire additional commission-based salespersons).

Capital expenditures

     Total capital expenditures during the fiscal year ended December 31, 2007 were $609,609 representing a $2,446,958 decrease from the prior year. The decrease in capital expenditures resulted principally from having purchased less equipment and machinery accessories in 2007 as compared to 2006 when significant purchases were made in an effort to enhance our production line.

Off-balance sheet arrangements

     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7. Financial Statements.

     Our financial statements together with the independent auditor’s report thereon are included herein commencing on page F-1.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

     Not applicable.

ITEM 8A(T). Controls And Procedures.

Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission (“SEC”) filings.

Management’s Report on Internal Control Over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We performed an evaluation, under supervision and with participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits our company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

     There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

     Not applicable.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act.

     Set forth below are the names of the directors, executive officers and key employees of our company as of March 31, 2008:

Name	Age	Title

Alice Tzu-Shia Hwang	53	President and Chairman of the Board of Directors
Yu-Chien Cheng	57	Director and Chief Supervisor of Technology
Chien-Fang Wang	55	Director and Vice President
Kevin Chung-Chieh Lin (1)	47	Director
Yun-Chun Tseng (1)	46	Director
Tzu-Sheng Su (1)	46	Director

(1) Members of the Audit Committee.

     Executive officers of our company are appointed at the discretion of our Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of our company.

     The following is a brief description of each director’s and executive officer’s business experience:

      Alice Tzu-Shia Hwang has been President and Chairman of the Board of Directors of our company since January 2002. Ms. Hwang is the primary business director and head of all marketing and sales projects with our company. She has implemented numerous business projects throughout her many years in management and sales for such Taiwanese publicly held companies as Taiwan Liantian Industry, Ltd., a PVC plastics supplier for the wire and cable industry, from 1996 to 2001, and Yi Tai Wire & Cable Ltd., a producer of computer cabling from 1987 to 1996. From 1981 to 1987, Ms. Hwang was production manager for the cable and wire manufacturer Wan Xia Wire & Cable, Ltd. From 1978 to 1981, she was the Chief of Research & Development for wire and cable materials and Director of Quality Management at Hong Tai Mechanical, Ltd., an electronics manufacturing company. Ms. Hwang has a degree in Chemical Engineering from Nanheng Industry College and a degree in Water Process Engineering from the National Taiwan Ocean University.

     Yu-Chien Cheng has been a Director of our company and our Chief Supervisor of Technology since November 2002. Dr. Cheng’s responsibilities include overseeing both the production process and research and development. Dr. Cheng has many years of experience in research and helped in founding Nano Taiwan. From August 1989 to 1997, Dr. Cheng served as the Chief Supervisor of Research and Development for Olof Hassen Technology Inc., a metal materials company. From 1997 to 2002, Dr. Cheng served as the Research Director and Production Manager at Kinik China Grinding Wheel Coop of China’s polished materials division located in Taiwan. Mr. Cheng graduated from the Normal University of Taiwan with a master’s degree in Biophysics. He also received training in Material science from the UK’s Sheffield Hallam University and Physics from Taiwan University.

     Chien-Fang Wang has been a Director and Vice President of our company since January 2002. Since 2002, Mr. Wang has been employed as the General Business Manager for Nano Taiwan. He is primarily involved in projects related to business development and sales and marketing. From 1987 to 2002, Mr. Wang served as Vice General Manager for Yi Tai Wire & Cable Ltd., a computer cable company. From 1978 to 1987 Mr. Wang worked as a supervisor at cable and wire producer Wan Xia Wire & Cable, Ltd. From 1967 to 1978, Mr. Wang worked at Hong Tai Electric Industrial Co. Mr. Wang has a degree in Chemical Engineering from Chong Chou College and a degree in Electrical Engineering from Tatung University in Taiwan.

     Kevin Chung-Chieh Lin has been a Director of our company since June 2004. From 1998 to 2003, Mr. Lin was the Chairman of Chief Financial Consultant Co., Ltd. and from 1999 to 2004 was the Chairman of the Chyun-Yang Investment Co., Ltd., an investment company involved in corporate finance and securities consulting. Mr. Lin also has been involved in venture capital and strategic investments and has invested in, developed and managed more than fifteen public and private companies in Taiwan and China. Mr. Lin’s investment experience has been particularly in the biotech and electronics industries. From 2000 to the present, Mr. Lin has been the chairman of Hyo-on Biotechnology Corp. Mr. Lin has a degree in Civil Engineering from Tamkang University.

     Yun-Chun Tseng has been a Director of our company since June 2004. Over the past five years, Ms. Tseng has been primarily involved in international trade. From 1997 to 2002 Ms. Tseng worked as a secretary for Cheng-Hsin Electronics Co. Ltd. From 2002 to present, she has worked as a manager for Hsin-Hua International Medical Supplies Technology Corp. At Hsin-Hua, Ms. Tseng has overseen sales, trading, design and manufacture of various electronic products and computer peripherals. Ms. Tseng attended Ming Teh Business College and has studied International Trade.

     Tzu-Sheng Su has been a Director of our company since October 2004. In 1993, Mr. Su procured an agency license from the National Tax Administration of the government of Taiwan to conduct tax, bookkeeping and accountancy functions for both corporations and individuals. Mr. Su runs the accounting firm he established in October 1993 and has conducted large scale accounting, auditing and tax oriented matters for more than 70 public and private businesses. Prior to October 1993, Mr. Su served as the finance manager for several manufacturing companies in both Taiwan and China. Mr. Su graduated from Taiwan’s National Chin-Yi Institute of Technology with a technical degree in Industrial Administration.

Section 16(a) Of Beneficial Ownership Reporting Compliance

     Based on the our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during the year ended December 31, 2007,

all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

Board Committees And Designated Directors

     Our Board of Directors currently has only one committee, an Audit Committee. The Audit Committee consists of three directors, Kevin Chung-Chieh Lin (Chairman), Yun-Chun Tseng and Tzu-Sheng Su. In addition, the Board of Directors has determined that Mr. Tzu-Sheng Su is an “audit committee financial expert,” and is “independent” as defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

ITEM 10. Executive Compensation.

Summary Compensation Table

     The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, in 2007 to each of the following named executive officers (the “Named Executive Officers”).

						Non-	Nonqualified	All
						Equity	Deferred	Other
				Stock	Option	Incentive Plan	Compensation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
	2007	18,276	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alice Tzu-Shia
Hwang, President	2006	36,900	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

     Our directors are reimbursed for expenses incurred by them in connection with attending meetings of our Board of Directors, but they do not receive any other compensation for serving on our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director of our company; (iii) each executive officer of our company named in the Summary Compensation Table; and (iv) all directors and executive officers of our company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Number of Common
	Stock Shares
Name (and address of 5% Owners)	Beneficially Owned(1)	Percentage

Alice Tzu-Shia Hwang
No.666, Jhensing Rd.
Gueishan Township, Tao Yuan County 333
Taiwan, F4 11111	3,200,000	9.27%

Yu-Chien Cheng
No.666, Jhensing Rd.
Gueishan Township, Tao Yuan County 333
Taiwan, F4 11111	3,000,000	8.69%

Asia Pacific Technology
525 Northern Blvd, Suite 210
Great Neck, NY 11021	2,000,000	5.80%

Kevin Chung-Chien Lin	1,000,000	2.90%

Chien-Fang Wang	810,000	2.35%

Yun Chun Tseng	254,000	*

Tzu-Sheng Su	10,000	*

All executive officers and directors (6 people)	8,274,000	23.98%

*Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Transactions

     Alice Tzu-Shia Hwang, the President of our company, made several non-interest bearing loans to our company. As of December 31, 2007, the loan balance was $2,895,622.

Director Independence

     Our Board consists of six people. We believe that Kevin Chung-Chieh Lin, Yun-Chun Tseng and Tzu-Sheng Su are the only members of our Board that would be considered “independent” under Rule 4200(a)(15) of the NASDAQ listing standards.

ITEM 13. Exhibits.

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Exchange Agreement, dated May 26, 2004 (incorporated herewith by reference to Exhibit 2.1 to Nano Superlattice Technology, Inc.’s Current Report on Form 8-K filed with the SEC on June 6, 2004).

3.1

Certificate of Incorporation of Nano Superlattice Technology, Inc. incorporated herewith by reference to Exhibit 3.1 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

3.2

By-laws of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.2 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.1	Employment Agreement, dated November 4, 2004, between Nano Superlattice Technology, Inc. and Yu-Chien Cheng.

14	Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

21

Subsidiaries of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 21.1 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer.

31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

ITEM 14. Principal Accountant Fees And Services.

     February 12, 2008, we dismissed Simon & Edward LLP (“Simon”) as our independent accountants. On February 13, 2008, we retained VB&T Certified Public Accountants, PLLC (“VB&T”) as our new independent auditors.

Audit Fees

     The aggregate fees billed by Simon for professional services for the audit of the our annual consolidated financial statements for fiscal year 2006 and the review of the consolidated financial statements included in our Forms 10-Q for fiscal year 2006 was $37,500. The aggregate fees billed by Simon for professional services for the review of the consolidated financial statements included in our Forms 10-Q for fiscal year 2007 was $22,500. The aggregate fees billed by VB&T for professional services for the audit of the our annual consolidated financial statements for fiscal year 2007 was $34,000.

Audit-Related Fees

     Other than the fees described under the caption “Audit Fees” above, neither Simon nor VB&T billed any fees for services rendered to us the fiscal years 2007 and 2006 for assurance and related services in connection with the audit or review of our consolidated financial statements.

Tax Fees

      Neither Simon nor VB&T billed any fees for tax services rendered to us for fiscal years 2007 and 2006.

All Other Fees

     There were no fees billed by Simon or VB&T for other services rendered to us for fiscal years 2007 and 2006.

Pre-Approval Of Services

     The Audit Committee will pre-approve all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by our Audit Committee before the audit commences. The independent auditor will also submit an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

     Our Audit Committee pre-approved all of the professional services to be provided by VB&T in connection with its audit of our financial statements and the other professional services it will provide to us during the fiscal year ended December 31, 2008.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO SUPERLATTICE TECHNOLOGY, INC.

Date: May 12, 2008	By: /s/ Alice Tzu-Shia Hwang
Name: Alice Tzu-Shia Hwang
Title: President and Chairman of the Board
(Principal Executive Officer)

Date: May 12, 2008	By: Chien-Fang Wang
Name: Chien-Fang Wang
Title: Vice President
(Principal Financial Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alice Tzu-Shia Hwang	President and Chairman of the Board	May 12, 2008
Alice Tzu-Shia Hwang	(Principal Executive Officer)

/s/ Yu-Chien Chang	Chief Inspector and Director	May 12, 2008
Yu-Chien Cheng

/s/ Chien-Fang Wang	Vice President and Director	May 12, 2008
Chien-Fang Wang	(Principal Financial Officer)

/s/ Kevin Chung-Chieh Lu	Director	May 12, 2008
Kevin Chung-Chieh Lin

/s/ Yun-Chun Tseng	Director	May 12, 2008
Yun-Chun Tseng

/s/ Tzu-Sheng Su	Director	May 12, 2008
Tzu-Sheng Su

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Exchange Agreement, dated May 26, 2004 (incorporated herewith by reference to Exhibit 2.1 to Nano Superlattice Technology, Inc.’s Current Report on Form 8-K filed with the SEC on June 6, 2004).

3.1

Certificate of Incorporation of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.1 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

3.2

By-laws of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 3.2 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

10.1	Employment Agreement, dated November 4, 2004, between Nano Superlattice Technology, Inc. and Yu-Chien Cheng.

14	Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

21

Subsidiaries of Nano Superlattice Technology, Inc. (incorporated herewith by reference to Exhibit 21.1 to Nano Superlattice Technology, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004).

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer.

31.2	Rule 13A-14(a)/15D-14(a) Certification of the Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nano Superlattice Technology, Inc.

We have audited the accompanying consolidated balance sheet of Nano Superlattice Technology, Inc. and subsidiaries (“Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. The financial statements of the prior year ended December 31, 2006, were audited by other auditors whose report dated March 22, 2007, expressed an unqualified opinion on those statements. The management of Nano Superlattice Technology, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nano Superlattice Technology, Inc. and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows the year end December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The recurring losses in the current and prior years are mainly due to the costs of developing and perfecting the proprietary new nano-coating technology and management’s plans regarding this matter is described in Note 7. The financial statements do not include any adjustments that might result from the outcome of financial uncertainties implementing this plan.

VB&T Certified Public Accountants, PLLC
New York, NY

March 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Nano Superlattice Technology, Inc.

Gentlemen:

We have audited the accompanying consolidated balance sheet of Nano Superlattice Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Simon & Edward, LLP

City of Industry, California
March 23, 2007

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$184,322	$207,920
Restricted cash	183,119	140,742
Accounts receivable, net	2,953,859	1,746,093
Inventory	2,181,153	1,654,583
Other receivables	91,185	151,127
Prepaid expenses	14,922	2
Total Current Assets	5,608,560	3,900,467

Fixed Assets, net	8,146,440	8,159,798
Other Assets
Deposits	24,679	24,552
Other Assets	-	67,568
Total Other Assets	24,679	92,120
Total Assets	$13,779,679	$12,152,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,896,675	$2,234,800
Current portion of long term debt	1,554,419	1,956,752
Current portion of capital lease obligations	200,169	317,130
Total Current Liabilities	4,651,263	4,508,682
Long Term Liabilities
Due to related party	2,895,622	768,887
Long term debt, net of current portion	1,470,838	1,794,424
Obligations under capital leases	-	211,419
Total Long Term Liabilities	4,366,460	2,774,730
Total Liabilities	9,017,723	7,283,412
Stockholders' Equity
Common stock, $.0001 par value, 80,000,000 authorized,
34,343,000 issued and outstanding	3,434	3,234
Additional paid-in-capital	6,754,878	6,735,078
Other comprehensive income	216,607	220,442
Accumulated deficit	(2,309,345)	(2,189,099)
	4,665,574	4,769,655
Non-controlling interest in subsidiary	96,382	99,318
Total Stockholders' Equity	4,761,956	4,868,973
Total Liabilities and Stockholders' Equity	$13,779,679	$12,152,385

See accompanying notes and registered public accounting firm's report.

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

	DECEMBER 31,
	2007	2006
Sales, net	$9,429,345	$9,469,590
Cost of Sales	8,860,306	8,348,774

Gross Profit	569,040	1,120,816
General and administrative expenses	466,769	752,389
Income from operations	102,270	368,427
Other (Income) Expense
Interest income	(3,571)	(31,347)
Other (income) expense	1,157	(910)
Miscellaneous expense	201	130,334
(Gain) on sale of fixed assets	-	(365,414)
Interest expense	218,529	206,416
Impairment loss	-	615,000
Total Other (Income) Expense	216,316	554,079
Net loss before income taxes	(114,046)	(185,652)
Income taxes	(9,137)	(11,218)
Minority interests	2,361	3,590
Net loss attributable to controlling interests	$(120,822)	$(193,280)

Net (Loss) income per share (basic and diluted)	$(0.00368)	$(0.00598)

Weighted average number of shares (basic and diluted)	32,843,000	32,343,000

See accompanying notes and registered public accounting firm's report.

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

	DECEMBER 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(120,822)	$(193,280)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation	489,159	565,424
Amortization	133,807	136,859
Impairment loss	-	615,000
(Increase) Decrease in notes and accounts receivable, net	(1,207,766)	265,120
(Increase) Decrease in other receivables	59,942	(51,258)
(Increase) Decrease in inventories	(526,570)	(832,299)
(Increase) Decrease in prepaid expenses	(14,920)	98,531
(Increase) Decrease in refundable deposits	(127)	1,334
Decrease in other assets	67,569	540,743
Increase in accounts payable and accrued expenses	661,875	260,994
Total Adjustments	(337,031)	1,600,448

Net cash (used) provided by operating activities	(457,853)	1,407,168

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in other comprehensive income	(3,835)	(65,152)
(Increase) in restricted cash	(42,377)	(64,452)
Purchases of property and equipment, net of dispositions	(609,609)	(3,056,567)
Net cash (used) in investing activities	(655,821)	(3,186,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in capital	20,000	-
(Decrease) in non-controlling interest of subsidiary	(2,936)	(2,289)
Prior period non-controlling interest adjustment	576	-
Increase (Decrease) in notes and loans payable	(725,919)	350,736
(Decrease) in capital lease obligation	(328,380)	(407,542)
Increase in funds provided by related party	2,126,735	768,887
Net cash provided by financing activities	1,090,076	712,081

Net (decrease) in cash and equivalents	(23,598)	(1,066,922)
Cash and equivalents at beginning of period	207,920	1,274,842
Cash and equivalents at end of period	$184,322	$207,920
Supplemental cash flow disclosures:
Income tax payments	$11,746	$11,218
Interest payments	$213,686	$205,537

See accompanying notes and registered public accounting firm's report.

     NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED

	DECEMBER 31,

	2007	2006

Common stock, $.0001 par value - number of shares outstanding
Balance at beginning of period - 32,343,000	$3,234	$3,234
Common stock issued 2,000,000	200	-
Balance at end of period -34,343,000	3,434	3,234

Additional paid in capital
Balance at beginning of period	6,735,078	6,735,078
Common stock issued - in excess of par value	19,800	-
Balance at end of period	6,754,878	6,735,078

Other comprehensive income
Balance at beginning of period	220,442	177,254
Foreign currency translation	(3,835)	43,188
Balance at end of period	216,607	220,442

Accumulated (Deficit)
Balance at beginning of period	(2,189,099)	(1,995,819)
Prior period non-controlling interest adjustment	576	-
Net (Loss)	(120,822)	(193,280)
	(2,309,345)	(2,189,099)
Total Stockholders' equity at end of period	$4,665,574	$4,769,655

See accompanying notes and registered public accounting firm's report.

NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2007 AND 2006

NOTE A – ORGANIZATION

Nano Superlattice Technology, Inc., formerly Wigwam Development, Inc. was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc.-BVI was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc.-Taiwan was incorporated under the laws of the Republic of China on September 6, 1994. Nano Superlattice Technology, Inc. owns 100% of the capital stock of Nano Superlattice Technology, Inc.-BVI, and Nano Superlattice Technology, Inc.-BVI owns 98.1% of the capital stock of Nano Superlattice Technology, Inc.-Taiwan. Collectively, these three corporations are referred to herein as the “Company.” When used in these notes, the term “Company,” means Nano Superlattice Technology, Inc. and its subsidiaries.

Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc.-BVI, pursuant to an Exchange Agreement, dated as of May 26, 2004, by and among Nano Superlattice Technology, Inc.-BVI and Nano Superlattice Technology, Inc. (the “Exchange Agreement”). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc.-BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc.-BVI shares, Nano Superlattice Technology, Inc issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc.-BVI, representing 91.5% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, the Company completed the purchase of 98.1% of the common stock of Nano Superlattice Technology, Inc.- Taiwan, a developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers mainly, but not limited to the computer, mechanical, and molding industries.

The Company is currently earning most of its revenues by selling computer peripherals, consumer electronics and communication cable on a wholesale level (for resale). The computer peripherals and consumer electronics business represents approximately 94% of the Company’s revenues, and the only market management has used as its base is in Taiwan selling to other computer manufacturers and consumer electronic resellers. Management has not expanded its customer base outside of Taiwan. The Company has invested substantial resources to develop and produce nano-scale coating technology to be applied to various products of our customers in Taiwan and Mainland China, primarily for use in industrial drills, milling cutters, cell phone casings and buttons and heat sinks for computers. The core business of the Company, at present, is in the sale of computer peripherals and consumer electronics, but it is management’s intention to have the nano-scale coating technology be the core business.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nano Superlattice Technology, Inc., its wholly owned subsidiary Nano Superlattice Technology, Inc. - BVI and its majority owned subsidiary, Nano Superlattice Technology, Inc. - Taiwan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION

Certain changes to the 2006 financial statements have been made to conform to the 2007 financial statement format. The changes are in conformity with PCAOB Standard No. 6, “Evaluating Consisting of Financial Statements”, released on January 29, 2008.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EXCHANGE GAIN (LOSS)

As of December 31, 2007 and 2006, the transactions of Nano Superlattice Technology, Inc.-Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

TRANSLATION ADJUSTMENT

As of December 31, 2007 and December 31, 2006, the accounts of Nano Superlattice Technology, Inc-Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate at December 31, stockholder's equity are translated at the historical rates, and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

As of December 31, 2007 and 2006, the exchange rates between NTD and the USD were NTD$1=USD$0.03242 and NTD$1=USD$0.03069, respectively. The weighted-average rate of exchange between NTD and USD as of December 31, 2007 and 2006 was NTD$1=USD$0.03242 and NTD$1=USD$0.03075, respectively. Cumulative translation Income (Loss) adjustment recognized as of December 31, 2007 and 2006 is $216,607 and $220,442, respectively.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such an allowance is limited.

INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined using the weighted average method. As of December 31, 2007 and December 31, 2006, inventory consisted only of finished goods.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

ADVERTISING

Advertising costs are expensed in the year incurred.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Company has been operating at a loss and timing differences for income or deductions are not recorded due to the uncertainty of their realization.

Deferred tax assets and liabilities are not included in the financial statements. When realization of timing differences is more certain deferred tax assets or liabilities will be recorded as prescribed in SFAS No. 109, “Accounting for Income Taxes".

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings per Share," for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.

Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued. There are no common stock equivalents, therefore earnings per share either basic or diluted are the same.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED

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

The assumptions used by management in determining future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that carrying value of long-lived assets reflects future cash flows from the use of the asset and has not recorded any impairment to the value of these existing long-lived assets.

The Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections," a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes," changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change. This statement does not change the transition provisions of any existing accounting pronouncements and does not have any material effect on the financial statements.

The Financial Accounting Standards Board issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No.140.

The Company recorded a loss on securities in 2006 in the amount of $615,000 which were used to collateralize a bank loan. The Company does not own any derivatives and other than the loss on the securities in 2006, this statement does not have any effect on the Company’s financial statements or future operations.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not provided a provision for Income Taxes or Deferred Taxes due to this uncertainty in accordance with Financial Accounting Standards Board Statement No 109.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in voluntary compliance with the provisions of SFAS 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company has recorded any misstatements in prior periods against Accumulated Deficits and the results of operations in these financial statements have not been restated due to the minor impact on operations.

NOTE C - CASH

The cash and cash equivalents (including restricted cash) balances in Taiwanese banks are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $31,000. As of December 31, 2007 there was approximately $193,300 of uninsured balances.

NOTE D - FIXED ASSETS
Fixed assets consist of the following:
	December 31, 2007	December 31, 2006
Machinery and equipment	$8,297,785	$6,799,070
Furniture and fixtures	369,311	369,311
Leased equipment	956,288	951,390
Prepayment for machinery and equipment	6,169	1,044,115
	$9,629,553	$9,163,886
Accumulated depreciation	(1,483,113)	(1,004,088)
	$8,146,440	$8,159,178

NOTE E - COMMITMENTS

The Company leases office facilities under an operating lease that terminates May 31, 2010. Rental expense for the lease consisted of $50,075 and $50,454 for December 31, 2007 and December 31, 2006, respectively.

The Company has future minimum office lease obligations as follows:

Year	Amount
2008	$12,568

Capital leases -The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The Company has future minimum payments under capital leases as follows:

Year	Amount
2008	$200,169

NOTE F - INCOME TAXES

Total Federal and State income tax expense for the years ended December 31, 2007 and 2006 amounted to $9,137 and $11,218, respectively. For the years ended December 31, 2007 and 2006, there is no difference between the federal statutory tax rate and the effective tax rate because the loss from continuing operations results in $0 tax and any deferred tax asset may not be realized.

The following is a summary of income tax expense:

12/31/07	U.S.	State	International	Total
Current	$0	$0	$9,137	$9,137
Deferred	0	0	0	0
Total	$0	$0	$9,137	$9,137

12/31/06	U.S.	State	International	Total
Current	$0	$0	$11,218	$11,218
Deferred	0	0	0	0
Total	$0	$0	$11,218	$11,218

NOTE G - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2007 and 2006 are as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income

Balance at 1/1/06	$177,254	$177,254
Prior period adjustment	(21,964)	(21,964)
Income 2006	65,152	65,152

Balance at 12/31/06	220,442	220,442
Loss 2007	(3,835)	(3,835)

Balance at 12/31/07	$216,607	$216,607

NOTE H - DEBT

At December 31, 2007 and 2006, the Company had notes payable outstanding in the aggregate amount of $3,025,257 and $3,751,176, respectively. Payable as follows:

December 31, 2007		December 31, 2006

Note payable to Taipeifubon Commercial		Note payable to a bank in Taiwan,
Bank Taoyuan Branch at 7.75% per		interest at 7.57% per annum, due
annum, due by November 10, 2008	$44,166	by November 10, 2008	$39,240

Note payable to Taipeifubon Commercial		Note payable to a bank in Taiwan,
Bank Taoyuan Branch at 8.45% per		interest at 6.87% per annum, due
annum, due by November 10, 2008	$19,598	by November 10, 2008	$90,650

Euro loan payable to Huanan
Commercial		Note payable to a bank in Taiwan,
Bank Gueishan Branch, interest at 8%		interest at 5% per annum, due by
per annum, due by April 30, 2008	$30,078	April 30, 2007	$45,421

Unsecured Notes payable to Huanan		Note payable to a bank in Taiwan,
Commercial Bank, Gueishan Branch,		interest at 6.7% per annum, due by
interest at 5.617% per annum, due by		July 21, 2007	$84,782
January 11 and 17, 2008	$83,598

Secured Note payable to Huanan		Secured Note payable to Huanan
Commercial Bank Gueishan Branch,		Commercial Bank, Gueishan Branch,
interest at 3.94% per annum, due by		interest at 3.67% annum, due
January 17, 2012	$721,072	by January 17, 2012	$843,975

Short Term Note payable to Taiwan		Usance L/C payable to a bank in
Cooperative Bank, Wugu Industrial Park		Taiwan, interest at 7.1% per
Branch, interest at 4.35% per annum due		annum, due by March 21, 2007	$10,920
February 13, 2008	$538,282

Note payable to a Cosmos bank in		Note payable to a bank in Taiwan,
Taiwan, interest at 7.01% per annum,		interest at 5.64% per annum, due
due by October 29 , 2008	$152,567	by September 7, 2008	$189,258

Short Term Notes payable to Taishin		Secured Note payable to a bank in
National Bank East Road Branch at 7% per		Taiwan, interest at 3.94% per
annum due 10/29/2008	$69,594	annum, due by August 8, 2010	$613,800

Short Term Note payable to Entie Bank		Note payable to a bank in Taiwan,
Due January 17, 2009	$58,917	interest at 6% per annum, due by
		January 17, 2009 109,450	$109,450
Posted dated checks after 12/31/07
Given to vendors. All of these checks		Note payable to a bank in Taiwan,
were non-interest bearing and were paid		interest at 5.875% per annum, due
by the bank prior to March 16, 2008	$113,953	by April, 3, 2008	$208,720

Short Term Note for $1,138,291 with		Short-term Note payable to a bank
Taiwan Cooperative Bank; Fully utilized,		in Taiwan, interest at 2.52% per
Matures every thirty days. Interest is		annum, due by March 9, 2007	$1,216,078
Variable and is currently 2.35%.
Formerly collateralized by debt instruments		Note payable to a bank in Taiwan,
for 20,000,000 NTD deemed worthless and		interest at 7.01% per annum, due
Written off in 2006.	$1,138,291	by October 29 , 2008	$151,570

Short Term Note payable to BOWA
Bank		Secured Note payable to a bank in
interest at 6.5% per annum, due 4/3/2008	$55,141	Taiwan, interest at 5.195% per
	$-	annum, due by January 15, 2007	$147,312

Total	$3,025,257	Total	$3,751,176

Less Current Portion	$(1,554,419)	Less Current Portion	$(1,956,752)

Long Term Portion	$1,470,838	Long Term Portion	$1,794,424

NOTE I - RELATED PARTY TRANSACTIONS

Alice Tzu-Shia Hwang, President and Chairman of the Board has made periodic non-interest bearing demand loans to the Company since its inception in 2004. At December 31, 2007, the Company owed Ms. Hwang $2,895,622 as compared to $768,887 at December 31, 2006. The $2,126,735 provided by Ms. Hwang was used to finance operations, purchase equipment and repay bank notes.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates, which are comparable to those currently available to the Company on obligations with similar terms.

NOTE K - LOSS ON IMPAIRMENT OF INVESTMENT IN DEBT SECURITIES

At December 31, 2006, the Company wrote off $615,000 in debt securities owed to Nano Superlattice, Technology, Inc. by China Nic Bar, Ltd. These securities were deemed to be worthless and not just a temporary write-down. The write off was charged to operations in the accompanying Statements of Operations for 2006. The securities were used as collateral for a bank loan from Taiwan Cooperative Bank. The bank has not requested additional collateral for this loan.

NOTE L - GOING CONCERN

As shown in the accompanying financial statements, as of December 31, 2007, the Company's current assets exceeded its current liabilities by approximately $957,297. The Company has been incurring losses since it began business in 2004. These losses and the fact that the Company has received financing from its President, which could be discontinued at any time, leaves doubt about the Company's ability to continue as a going concern.

The Company has positive cash flow from the sale of computer peripheral and consumer electronics, but this has been offset by the equipment purchases and direct costs related to the nano coating technology. The Company may raise additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.