Form 10-Q
period 2008-03-31
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2008-05-20
CIK 1080316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 2008
                               -------------------------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                  to
                               --------------------------------     ------------

                        Commission file number 000-50177

                       NANO SUPERLATTICE TECHNOLOGY, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                 DELAWARE                                95-4735252
---------------------------------------------  --------------------------------
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)


NO. 666, JHENSING ROAD, GUEISHAN TOWNSHIP, TAOYUAN COUNTY 333, TAIWAN, ROC (Address of principal executive offices)

                               011-886-3-349-8677
                            ------------------------
              (Registrant's telephone number, including area code)

          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large Accelerated filer [ ]                 Accelerated filer [ ]

     Non-accelerated filer [ ] (Do not check if smaller reporting company)

                                                 Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

There were 34,505,000 shares of the registrant's common stock outstanding as of May 19, 2008.

                       NANO SUPERLATTICE TECHNOLOGY, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1.     Consolidated Financial Statements                              3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    18

Item 4T.    Controls and Procedures                                       18


                           PART II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   19

Item 5.     Other Information                                             19

Item 6.     Exhibits                                                      19

Signatures                                                                20

                    PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                ------------    ------------
                                                                    2008            2007
                                                                ------------    ------------
                                                                 (Unaudited)
                                            ASSETS

Current Assets
       Cash and cash equivalents                                $     67,276    $    184,322
       Restricted cash                                               127,939         183,119
       Accounts receivable, net                                    2,767,296       2,953,859
       Inventory                                                   2,488,342       2,181,153
       Other receivables                                             131,193          91,185
       Prepaid expenses                                               25,762          14,922
                                                                ------------    ------------
                 Total Current Assets                              5,607,809       5,608,560
                                                                ------------    ------------

Fixed Assets, net                                                  8,833,849       8,146,440
                                                                ------------    ------------
Other Assets
       Deposits                                                       26,311          24,679
                                                                ------------    ------------
                 Total Other Assets                                   26,311          24,679
                                                                ------------    ------------
                      Total Assets                              $ 14,467,968    $ 13,779,679
                                                                ============    ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable and accrued expenses                    $  2,629,611    $  2,896,675
       Notes payable                                               2,076,732       1,554,419
       Current portion of capital lease obligations                  118,594         200,169
                                                                ------------    ------------
                 Total Current Liabilities                         4,824,938       4,651,263
                                                                ------------    ------------
Long Term Liabilities
       Due to related party                                        3,883,341       2,895,622
       Long term debt, net of current portion                        831,603       1,470,838
                                                                ------------    ------------
                 Total Long Term Liabilities                       4,714,944       4,366,460
                                                                ------------    ------------
                 Total Liabilities                                 9,539,882       9,017,723
                                                                ------------    ------------
Stockholders' Equity
       Common stock, $.0001 par value, 80,000,000 authorized,
         34,505,000 issued and outstanding                             3,451           3,434
       Additional paid-in-capital                                  6,754,878       6,754,878
       Other comprehensive income                                    570,642         216,607
       Accumulated deficit                                        (2,493,696)     (2,309,345)
                                                                ------------    ------------
                                                                   4,835,274       4,665,574
       Non-controlling interest in subsidiary                         92,812          96,382
                                                                ------------    ------------
                 Total Stockholders' Equity                        4,928,086       4,761,956
                                                                ------------    ------------
                 Total Liabilities and Stockholders' Equity     $ 14,467,968    $ 13,779,679
                                                                ============    ============

                 See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                     March 31,      March 31,
                                                    -----------    -----------

                                                       2008           2007
                                                    -----------    -----------

Sales, net                                          $ 2,137,666    $ 2,003,958

Cost of Sales                                         2,164,613      1,768,921
                                                    -----------    -----------


                    Gross (loss) profit                 (26,947)       235,037

General and administrative expenses                     120,007        177,411
                                                    -----------    -----------
                    (Loss) income from operations      (146,954)        57,626
                                                    -----------    -----------

Other (Income) Expense
           Interest income                                 (672)        (7,200)
           Other (income) expense                        (2,521)         6,959
           Interest expense                              35,569         53,897
                                                    -----------    -----------

                    Total other (income) expense         32,376         53,656
                                                    -----------    -----------

Net (loss) before income taxes                         (179,330)         3,970
           Income taxes                                  (8,591)             -
           Minority interests                             3,570         (1,295)
                                                    -----------    -----------

Net loss attributable to controlling interests      $  (184,351)   $     2,675
                                                    ===========    ===========


Net (loss) income per share (basic and diluted)     $    (0.005)   $     0.000
                                                    ===========    ===========

Weighted average number of shares
   (basic and diluted)                               34,489,000     32,343,000
                                                    ===========    ===========


                 See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                                                  2008             2007
                                                                               -----------      -----------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income                                                    $  (184,351)     $     2,675
                                                                               -----------      -----------
          Adjustments to reconcile net (loss) income to net cash (used) by operating activities:
          Depreciation and amortization                                            168,764          134,044
          Uncollectible account                                                          -           32,677
          (Increase) Decrease in notes and accounts receivable, net                186,563       (1,329,197)
          (Increase) Decrease in other receivables                                 (40,008)           5,926
          (Increase) in inventories                                               (307,189)        (279,308)
          (Increase) in prepaid expenses                                           (10,840)         (39,791)
          (Increase) in refundable deposits                                         (1,632)               -
          (Increase) in other assets                                                     -          (12,098)
          (Decrease) Increase in accounts payable and accrued expenses            (267,064)       1,199,948
                                                                               -----------      -----------
                            Total Adjustments                                     (271,406)        (287,799)
                                                                               -----------      -----------
                            Net cash (used) by operating activities               (455,758)        (285,124)
                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          (Increase) in other comprehensive income                                (354,054)               -
                                                                               -----------      -----------
          (Decrease) in exchange rate effecting cash                              (117,029)          (2,439)
          Decrease in restricted cash                                               55,180           33,474
          Purchases of property and equipment, net of dispositions                 (31,054)          (9,536)
                                                                               -----------      -----------
                            Net cash (used) provided in investing activities      (446,957)          21,499
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in capital                                                           17                -
          Increase (Decrease) in non-controlling interest of subsidiary              1,295
          (Decrease) in notes and loans  payable                                  (116,922)        (177,071)
          (Decrease) in capital lease obligation                                   (81,575)               -
          Increase in funds provided by related party                              987,719          277,962
                                                                               -----------      -----------
                            Net cash provided by financing activities              785,669          102,186
                                                                               -----------      -----------



          Net (decrease) in cash and equivalents                                  (117,046)        (161,439)
          Cash and equivalents at beginning of period                              184,322          207,920
                                                                               -----------      -----------
          Cash and equivalents at end of period                                $    67,276      $    46,481
                                                                               ===========      ===========

Supplemental cash flow disclosures:
          Income tax payments                                                  $    18,591      $         -
                                                                               ===========      ===========
          Interest payments                                                    $    38,866      $    53,925
                                                                               ===========      ===========

                See Accompanying Notes to Financial Statements.

                            See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (EXCLUDING MINORITY INTEREST)
                      MARCH 31, 2008 AND DECEMBER 31, 2007




                                                                                     March 31,         December 31,
                                                                                  ---------------    ---------------
                                                                                       2008                2007
                                                                                   (UNAUDITED)
                                                                                  ---------------     --------------
Common stock, $.0001 par value - number of shares outstanding
           Balance at beginning of period - 32,343,000                            $         3,434     $        3,234
           Common stock issued  2,165,000                                                      17                200
                                                                                  ----------------    ---------------
           Balance at end of period -34,505,000                                             3,451              3,434

Additional paid in capital
           Balance at beginning of period                                               6,754,878          6,735,078
           Common stock issued - in excess of par value                                         -             19,800
                                                                                  ----------------    ---------------
           Balance at end of period                                                     6,754,878          6,754,878

Other comprehensive income
           Balance at beginning of period                                                 216,607            220,442
           Foreign currency translation                                                   354,034             (3,835)
                                                                                  ----------------    ---------------
           Balance at end of period                                                       570,641            216,607
                                                                                  ----------------    ---------------

Accumulated (Deficit)
           Balance at beginning of period                                              (2,309,345)        (2,189,099)
           Prior period non-controlling interest adjustment                                     -                576
           Net (Loss)                                                                    (184,351)          (120,822)
                                                                                  ----------------    ---------------
           Balance at end of period                                                    (2,493,696)        (2,309,345)
                                                                                  ----------------    ---------------
Total Stockholders' equity at end of period                                       $     4,835,274     $    4,665,574
                                                                                  ================    ===============

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE A - ORGANIZATION

Nano Superlattice Technology, Inc., formerly Wigwam Development, Inc. was incorporated on July 20, 1998 under the laws of the State of Delaware. Nano Superlattice Technology, Inc.-BVI was incorporated on February 18, 2004 under the laws of the British Virgin Islands. Nano Superlattice Technology, Inc.-Taiwan was incorporated under the laws of the Republic of China on September 6, 1994. Nano Superlattice Technology, Inc. owns 100% of the capital stock of Nano Superlattice Technology, Inc.-BVI, and Nano Superlattice Technology, Inc.-BVI owns 98.1% of the capital stock of Nano Superlattice Technology, Inc.-Taiwan. When used in these notes, the term "Company," means Nano Superlattice Technology, Inc. and its subsidiaries.

Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc.-BVI, pursuant to an Exchange Agreement, dated as of May 26, 2004, by and among Nano Superlattice Technology, Inc.-BVI and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc.-BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc.-BVI shares, Nano Superlattice Technology, Inc.issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc.-BVI, representing 91.5% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, Nano Superlattice Technology, Inc.-BVI completed the purchase of 98.1% of the common stock of Nano Superlattice Technology, Inc.- Taiwan, a developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers mainly, but not limited to the computer, mechanical, and molding industries.

The Company is currently earning most of its revenues by selling computer peripherals, consumer electronics and communication cable on a wholesale level (for resale). However, it believes that its future growth and success will be based on the development and sale of its nano-scale coating technology.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Regulation S-K and generally accepted accounting principles for interim financial reporting period. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations, cash flows and changes in stockholders' equity for the periods presented. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

FINANCIAL STATEMENT PRESENTATION

Certain changes to the 2007 financial statements have been made to conform to the 2008 financial statement format. The changes are in conformity with PCAOB Standard No. 6, "Evaluating Consisting of Financial Statements", released on January 29, 2008.

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

     Furniture and Fixtures                  2-5 years
     Equipment                               5-20 years
     Computer Hardware and Software          2-5 years

EXCHANGE GAIN (LOSS)

As of March 31, 2008 and March 31, 2007, the transactions of Nano Superlattice Technology, Inc.-Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

TRANSLATION ADJUSTMENT

As of March 31, 2008 and 2007, the accounts of Nano Superlattice Technology, Inc.-Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate at March 31, stockholder's equity are translated at the historical rates, and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

As of March 31, 2008 and 2007, the exchange rates between NTD and the USD were NTD$1=USD$0.030405 and NTD$1=USD$0.033012, respectively. The weighted-average rate of exchange between NTD and USD as of March 31, 2008 and March 31, 2007 was NTD$1=USD$0.0314925 and NTD$1=USD$0.032818, respectively. Cumulative translation Income (loss) adjustment recognized as of March 31, 2008 and December 31, 2007 is $570,642 and $216,607, respectively.

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

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined using the weighted average method. As of March 31, 2008 and December 31, 2007, inventory consisted only of finished goods.

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

Deferred tax assets and liabilities are not included in the financial statements. When realization of timing differences is more certain, deferred tax assets or liabilities will be recorded as prescribed in SFAS No. 109, "Accounting for Income Taxes".

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

The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not provided a provision for Income Taxes or Deferred Taxes due to this uncertainty in accordance with Financial Accounting Standards Board Statement No 109.

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

NOTE C - CASH

The cash balances in Taiwanese banks are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $31,000. As of March 31, 2008 there was approximately $100,000 of uninsured balances.

NOTE D - FIXED ASSETS

Fixed assets consist of the following:

                                         MARCH 31, 2008    DECEMBER 31, 2007
                                         --------------    -----------------

Machinery and equipment                    $10,212,437        $ 9,254,073
Furniture and fixtures                         369,311            369,311
Prepayment for machinery and equipment           8,157              6,169
                                           -----------        -----------
                                           $10,589,905        $ 9,629,553

Accumulated depreciation                    (1,756,056)        (1,483,113)
                                           -----------        -----------
                                           $ 8,833,849        $ 8,146,440
                                           ===========        ===========

NOTE E - COMMITMENTS

The Company leases office facilities under an operating lease that terminates May 31, 2010. Rental expense for this lease consisted of $13,051 and $16,430 for March 31, 2008 and March 31, 2007, respectively.

Capital leases -The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Statement of Financial Position as fixed assets. The Company has future minimum payments under capital leases as follows:

           YEAR                   AMOUNT
           ----                   ------

           2008                  $118,595
                                 ========

NOTE F - INCOME TAXES

For the three months ended March 31, 2008 and March 31, 2007, income tax expense was $8,591 and $0. There is no difference between the federal statutory tax rate and the effective tax rate because the loss from continuing operations results in $0 tax and any deferred tax asset may not be realized.

The following is a summary of income tax expense:

     3/31/08         U.S.            STATE        INTERNATIONAL        TOTAL
     -------         ----            -----        -------------        -----
     Current        $     0          $    0         $  8,591          $  8,591
     Deferred             0               0                0                 0
                    -------          ------         --------          --------
     Total          $     0          $    0         $  8,591          $  8,591
                    =======          ======         ========          ========

     3/31/07          U.S.            STATE        INTERNATIONAL        TOTAL
     -------          ---             -----        -------------        -----
     Current        $     0          $    0          $     0          $      0
     Deferred             0               0                0                 0
                    -------          ------          -------          --------
     Total          $     0          $    0          $     0          $      0
                    =======          ======          =======          ========


NOTE  G - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders' equity at March 31, 2008 and December 31, 2007 are as follows:

                                FOREIGN CURRENCY             ACCUMULATED OTHER
                             TRANSLATION ADJUSTMENT         COMPREHENSIVE INCOME
                             ----------------------         --------------------

Balance at 12/31/06               $ 220,442                       $ 220,442
 Currency loss 2007                  (3,835)                         (3,835)
                                  ---------                       ---------

Balance at 12/31/07                 216,607                         216,607
Currency gain
  Three months ended                354,035                         354,035
                                  ---------                       ---------

Balance at 3/31/08                $ 570,642                       $ 570,642
                                  =========                       =========

NOTE H - DEBT

At March 31, 2008 and December 31, 2007, the Company had notes payable and capital lease obligations outstanding in the aggregate amount of $3,026,929 and 3,225,426, respectively. These notes are payable to various banks in Taiwan and the capital lease liability is payable to "CIT."

NOTE I - RELATED PARTY TRANSACTIONS

Alice Hwang, President and Chairman of the Board has made periodic non-interest bearing demand loans to the Company since its inception in 2004. At March 31, 2008, the Company owed Alice Hwang $3,883,341 as compared to $2,895,622 at December 31, 2007. The $987,719 provided by Alice Hwang was used to finance operations, purchase equipment and repay bank notes.

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

NOTE K - GOING CONCERN

As shown in the accompanying financial statements, as of March 31, 2008, the Company's current assets exceeded its current liabilities by approximately $782,871. The Company has been incurring losses since it began business in 2004. These losses and the fact that the Company has received financing from its President, which could be discontinued at any time, leaves doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-Q. This discussion contains, in addition to historical information, "forward-looking statements" that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including risks and uncertainties related to the need for additional funds, doing business in Asia, political risks in China, unanticipated changes in laws and regulations, increases in costs of operation, our ability to attract and retain customers, and the risks described under "Risk Factors" in our Form 10-KSB for the year ended December 31, 2007 or in other documents which we file with the Securities and Exchange Commission ("SEC"). We assume no obligation to update or revise any forward-looking statements.

GENERAL

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

         Our business strategy is to increase our market share by first focusing on providing our nano-coating technology service to manufacturers in the Far East and expanding into other international markets. Since nanotechnology has a vast application range, we also intend to conduct further research into the many additional uses for nanotechnology with the goal of becoming an internationally recognized nanotechnology design center. In the future, we expect to expand the number and type of industries we are able to service. We anticipate working with the developmental needs of Taiwan's semiconductor, precision machinery and telecommunication industries to establish micro-component production, equipment and inspection technology, and micro-system assembly and testing technology. We also plan to integrate the design technologies of mechanical, optical, electronic, magnetic, and micro systems to be applied in future products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note B to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following table presents our consolidated results for the three months ended March 31, 2008 and 2007. The discussion following the table compares the results for the three months ended March 31, 2008 with 2007.

                                                               March 31,       March 31,
                                                                 2008            2007
                                                             -------------   -------------
Sales, net                                                   $   2,137,666   $   2,003,958
Cost of Sales                                                    2,164,613       1,768,921
                                                             -------------   -------------


                    Gross  Profit                                  (26,947)        235,037
General and administrative  expenses                               120,007         177,411
                                                             -------------   -------------

                    Income (loss) from operations                 (146,954)         57,626
                                                             -------------   -------------

Other (Income) Expense
           Interest income                                            (672)         (7,200)
           Other (income) expense                                   (2,521)          6,959
           Miscellaneous expense                                         -               -
           Interest expense                                         35,569          53,897
                                                             -------------   -------------
                    Total Other (Income) Expense                    32,376          53,656
                                                             -------------   -------------
Net loss before income taxes                                      (179,330)          3,970

           Income taxes                                             (8,591)              -
           Minority interests                                        3,570          (1,295)
                                                             -------------   -------------
Net (loss) income                                            $    (184,351)  $       2,675
                                                             =============   =============

         NET SALES. Net sales for the three months ended March 31, 2008 were $2,137,666 compared to $2,003,958 for the three months ended March 31, 2007. The increase in net sales was mainly due to the increase in the New Taiwanese Dollar against the US$ resulting in a currency exchange gain of $86,464.

         COST OF SALES. Cost of sales for the three months ended March 31, 2008 was $2,164,613, resulting in a gross loss of $26,467 for the three months ended March 31, 2008, as compared to $1,768,921 or 88.3% of net sales, for the three months ended March 31, 2007. The increase in cost of sales was due to increased depreciation and the sale of lower gross margin products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2008 were $120,007 or 5.6% of net sales, as compared to $177,411 or 8.9% of net sales, for the three months ended March 31, 2007. The decrease in general and administrative expenses was due to decreases in salary, amortization and professional expenses.

         INCOME (LOSS) FROM OPERATIONS. The (loss) from operations for the three months ended March 31, 2008 was $(146,954) as compared to income of $57,625 for the three months ended March 31, 2007. This change was primarily the result of the reasons described above during the three months ended March 31, 2008.

         OTHER (INCOME) EXPENSE. Other (income) expense for the three months ended March 31, 2008 was $(2,521) as compared to $6,959 for the three months ended March 31, 2007. This change is primarily attributable to miscellaneous sales taxes and VAT adjustments and other expenses.

         NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2008 was $(184,351) as compared to income of $2,675 for the three months ended March 31, 2007 primarily for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $67,276 at March 31, 2008 and $184,322 at December 31, 2007. Our total current assets were $5,607,809 at March 31, 2008 as compared to $5,608,560 at December 31, 2007. Our total current liabilities were $4,824,938 at March 31, 2008 as compared to $4,651,263 at December 31, 2007. On July 29, 2005 we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation to the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,322,974. Repayment of such amounts could materially affect our liquidity position. Neither the bank nor the lessor has taken any action or has indicated that it will take any action. The line of credit balance has been reduced to $138,958 and the amount due to the lessor is NTD36,000,000 translated to $1,184,016. The lessor is being repaid at the rate of NTD300,000 per month.

         We had working capital at March 31, 2008 of $782,871 compared with working capital of $957,297 at December 31, 2007. This decrease in working capital was to due to a decrease in cash and cash equivalents and increase in current bank and vendor notes payable. During the three months ended March 31, 2008, net cash used in operations was $455,758. Net cash used in investing activities was $446,957 for equipment purchases and the increase in exchange gains utilized mainly in the valuation of machinery and equipment. Net cash provided by financing activities was $987,719, which consisted of repayment of loans, partially offset by new borrowings from Alice Hwang, our President. Net change in cash and cash equivalents was $(117,046) for the first quarter of 2007.

         Given the losses incurred by our company in prior years, we have undertaken several measures to promote our success:

         o Aggressive reduction in our general and administrative costs. By dismissing nonessential employees and implementing other aggressive cost cutting measures, we reduced our general and administrative costs to $466,769 for 2007 as compared to $752,389 for 2006 - a 38% reduction. Reductions in our general and administrative costs continued during the quarter ended March 31, 2008 as described above.

         o Investment by Related Party. Ms. Hwang, the CEO and the Chairman of the Board of our company, has made non-interest bearing loans to our company in the aggregate amount of $3,883,341 as of March 31, 2008, with additional loans having been made by her thereafter. We have been in negotiations with to Ms. Hwang to convert up to $1,500,000 of her non-interest bearing loans into equity.

         o Negotiations with short term creditors. We currently are negotiating with several of our short term creditors to lengthen and/or defer the repayment periods for the monies owed to them.

         We expect that our cash from operations will improve over the next 12 months as revenue from our nano-coated products continues to grow (which is expected as the market for nano-coated products expands and we hire additional commission-based salespersons).

         We believe that, so long as the amounts due under the credit line and the sale lease back transactions can be deferred, our short-term financial needs will be met by existing working capital for at least the next twelve months, after which time we will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

CAPITAL EXPENDITURES.

         Total capital expenditures during the three months ended March 31, 2008 were $31,054.

CURRENCY EXCHANGE FLUCTUATIONS

            As of March 31, 2008, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

            As of March 31, 2008 and December 31, 2007, the exchange rates between NTD and the USD were NTD$1 = USD$0.030405 and NTD$1 = USD$$0.032417, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.0314925 and NTD$1 = USD$$0.0328, respectively. Total translation adjustment recognized as of March 31, 2008 and December 31, 2007 is $570,642 and $216,607, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

           There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In March, 2008, we issued an aggregate of 165,000 shares of common stock to various employees of our company for services rendered. Such shares were issued in reliance upon on the exemption from registration afforded by
Section 4(2) of the Securities Act or Regulation S promulgated under the Securities Act, as applicable.

ITEM 5.    OTHER INFORMATION

         Alice Hwang, our President and CEO, has made various loans to us which, through March 31, 2008, total approximately $3,883,341. The loans are non-interest bearing, have no set maturity date, and currently are not evidenced by any written loan agreements or notes.

ITEM 6.      EXHIBITS

             31.1      Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

             31.2      Certification of Principal Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

             32.1      Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

             32.1      Certification of Principal Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 Nano Superlattice Technology, Inc.

Date:  May 20, 2008              By: /s/ Alice Tzu-Shia Hwang
                                    -----------------------------------------
                                 Name:  Alice Tzu-Shia Hwang
                                 Title:  President and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  May 20, 2008              By: /s/ Chien-Fang Wang
                                    -----------------------------------------
                                 Name:  Chien-Fang Wang
                                 Title:  Vice President
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                         DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of Principal Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1                Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002