Form 10-Q
period 2008-06-30
NANO SUPERLATTICE TECHNOLOGY INC.
filed 2008-08-19
CIK 1080316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[o] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 2008
                               --------------------------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               ---------------------     ---------------------

                        Commission file number 000-50177
                                               ---------

                       NANO SUPERLATTICE TECHNOLOGY, INC.
                       ----------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         DELAWARE                                       95-4735252
-----------------------------                 --------------------------------
(State or Other Jurisdiction                  (IRS Employer Identification No.)
of Incorporation)

   NO. 666, JHENSING ROAD, GUEISHAN TOWNSHIP, TAOYUAN COUNTY 333, TAIWAN, ROC
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011-886-3-349-8677
                    -----------------------------------------
              (Registrant's telephone number, including area code)

           -----------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large Accelerated filer [_]                     Accelerated filer [_]

   Non-accelerated filer [_] (Do not check if smaller reporting company)
                                                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No |X|

There were 34,508,000 shares of the registrant's common stock outstanding as of August 15, 2008.

                       NANO SUPERLATTICE TECHNOLOGY, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1.   Consolidated Financial Statements                                3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      19

Item 4T.  Controls and Procedures                                         19


PART II.  OTHER INFORMATION

Item 5.   Other Information                                               20

Item 6.   Exhibits                                                        20

Signatures                                                                21

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements


               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,      DECEMBER 31,
                                                                ------------    ------------
                                                                    2008            2007
                                                                ------------    ------------
                                                                 (Unaudited)
                                ASSETS
Current Assets
       Cash and cash equivalents                                $     74,917    $    184,322
       Restricted cash                                               151,545         183,119
       Accounts receivable, net                                    2,925,116       2,953,859
       Inventory                                                   3,324,787       2,181,153
       Other receivables                                              81,128          91,185
       Prepaid expenses                                                8,301          14,922
                                                                ------------    ------------
                 Total Current Assets                              6,565,794       5,608,560
                                                                ------------    ------------

Fixed Assets, net                                                  8,675,494       8,146,440
                                                                ------------    ------------
Other Assets
       Deposits                                                       26,357          24,679
                                                                ------------    ------------

                 Total Other Assets                                   26,357          24,679
                                                                ------------    ------------
                      Total Assets                              $ 15,267,645    $ 13,779,679
                                                                ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses                    $  3,320,532    $  2,896,675
       Notes payable                                               1,372,804       1,554,419
       Current portion of capital lease obligations                   23,816         200,169
                                                                ------------    ------------

                 Total Current Liabilities                         4,717,152       4,651,263
                                                                ------------    ------------

Long Term Liabilities
       Due to related party                                        4,427,459       2,895,622
       Long term debt, net of current portion                      1,483,642       1,470,838
                                                                ------------    ------------
                 Total Long Term Liabilities                       5,911,101       4,366,460
                                                                ------------    ------------
                 Total Liabilities                                10,628,353       9,017,723
                                                                ------------    ------------
Stockholders' Equity
       Common stock, $.0001 par value, 80,000,000 authorized,
         34,508,000 issued and outstanding                             3,451           3,434
       Additional paid-in-capital                                  6,754,878       6,754,878
       Other comprehensive income                                    560,555         216,607
       Accumulated deficit                                        (2,767,011)     (2,309,345)
                                                                ------------    ------------
                                                                   4,551,873       4,665,574
       Non-controlling interest in subsidiary                         87,519          96,382
                                                                ------------    ------------
                 Total Stockholders' Equity                        4,639,392       4,761,956
                                                                ------------    ------------
                 Total Liabilities and Stockholders' Equity     $ 15,267,645    $ 13,779,679
                                                                ============    ============

           See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED                 THREE MONTHS ENDED
                                               ---------------------------------   ---------------------------------

                                                JUNE 30, 2008     JUNE 30, 2007     JUNE 30, 2008     JUNE 30, 2007
                                               ---------------   ---------------   ---------------   ---------------
Sales, net                                      $    3,979,156    $    4,117,686    $    1,841,490    $    2,113,728

Cost of Sales                                        4,073,169         3,975,071         1,908,556         2,206,150
                                                ---------------   ---------------   ---------------   ---------------


                    Gross (loss) profit                (94,013)          142,615           (67,066)          (92,422)

General and administrative  expenses                   257,719           293,347           152,536           115,936
                                                ---------------   ---------------   ---------------   ---------------

           (Loss) from operations                     (351,732)         (150,732)         (219,602)         (208,358)
                                                ---------------   ---------------   ---------------   ---------------

Other (income) expense
           Interest income                                (858)          (14,581)             (187)           (7,381)
           Other (income) expense                       (2,389)           (6,634)           23,337              (553)
           Miscellaneous expense                        38,029            13,040                 -
           Interest expense                             71,147            98,571            35,578            44,674
                                                ---------------   ---------------   ---------------   ---------------

Total other expense (income)                           105,929            90,396            58,728            36,740
                                                ---------------   ---------------   ---------------   ---------------

Net (loss) before income taxes and                    (457,661)         (241,128)         (278,330)         (245,098)
  minority interest
           Income taxes                                 (8,868)          (11,674)             (278)          (11,674)
           Minority interests                            8,863             2,883             5,293             4,178
                                                ---------------   ---------------   ---------------   ---------------

Net (loss) attributable to
   controlling interest                         $     (457,666)   $     (249,919)   $     (273,315)   $     (252,594)
                                                ===============   ===============   ===============   ===============

Net (loss) income per share
   (basic and diluted)                          $       (0.013)   $       (0.008)   $       (0.008)   $       (0.008)
                                                ===============   ===============   ===============   ===============

Weighted average number of shares
   (basic and diluted)                              34,508,000        32,343,000        34,489,000        32,343,000
                                                ===============   ===============   ===============   ===============





         See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

                                                                                        June 30,
                                                                                --------------------------

                                                                                   2008           2007
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss)                                                            $  (457,666)   $  (249,919)
                                                                                -----------    -----------
          Adjustments to reconcile net (loss) to net cash (used) in operating activities:
          Depreciation and amortization                                             343,012        303,460
          Decrease in notes and accounts receivable, net                             28,743         29,953
          Decrease in other receivables                                              10,057          5,653
          (Increase) in inventories                                              (1,143,634)      (600,031)
          Decrease in prepaid expenses                                                6,621         25,290
          (Increase) in refundable deposits                                          (1,678)             -
          (Increase) in other assets                                                      -        (12,058)
          Increase in accounts payable and accrued expenses                         423,857        456,295
                                                                                -----------    -----------

                            Total Adjustments                                      (333,023)       208,562
                                                                                -----------    -----------

                            Net cash (used) in by operating activities             (790,688)       (41,357)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Increase in comprehensive income                                          343,948              -
          (Decrease) in exchange rate effecting cash                               (836,997)        (2,598)
          Decrease in restricted cash                                                31,574         35,057
          Purchases of property and equipment, net of dispositions                  (35,069)      (351,131)
                                                                                -----------    -----------
                            Net cash (used) in investng activities                 (496,544)      (318,672)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in capital                                                            17              -
          (Decrease) in non-controlling interest of subsidiary                       (8,863)        (2,883)
          (Decrease) in notes and loans  payable                                   (168,810)      (610,760)
          (Decrease) in capital lease obligation                                   (176,353)             -
          Increase in funds provided by related party                             1,531,837        803,667
                                                                                -----------    -----------
                            Net cash provided by financing activities             1,177,828        190,024
                                                                                -----------    -----------

          Net (decrease) in cash and equivalents                                   (109,404)      (170,005)
          Cash and equivalents at beginning of period                               184,322        207,920
                                                                                -----------    -----------
          Cash and equivalents at end of period                                 $    74,918    $    37,915
                                                                                ===========    ===========

Supplemental cash flow disclosures:

          Income tax payments;                                                  $    18,867    $    11,674
                                                                                ===========    ===========
          Interest payments                                                     $    71,512    $    99,588
                                                                                ===========    ===========


                See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       JUNE 30, 2008 AND DECEMBER 31, 2007


                                                                  June 30,     December 31,
                                                                -----------    -----------

                                                                    2008          2007
                                                                -----------    -----------
Common stock, $.0001 par value - number of shares outstanding
           Balance at beginning of period - 34,343,000          $     3,434    $     3,234
           Common stock issued 165,000                                   17            200
                                                                -----------    -----------
           Balance at end of period -34,508,000                       3,451          3,434
                                                                -----------    -----------

Additional paid in capital
           Balance at beginning of period                         6,754,878      6,735,078
           Common stock issued - in excess of par value                 -           19,800
                                                                -----------    -----------

           Balance at end of period                               6,754,878      6,754,878
                                                                -----------    -----------

Other comprehensive income
           Balance at beginning of period                           216,607        220,442
           Foreign currency translation                             343,948         (3,835)
                                                                -----------    -----------
           Balance at end of period                                 560,555        216,607
                                                                -----------    -----------

Accumulated (Deficit)
           Balance at beginning of period                        (2,309,345)    (2,189,099)
           Prior period non-controlling interest adjustment             -              576
           Net (loss)                                              (457,666)      (120,822)
                                                                -----------    -----------
           Balance at end of period                              (2,767,011)    (2,309,345)
                                                                -----------    -----------
Total Stockholders' equity at end of period                     $ 4,551,873    $ 4,665,574
                                                                ===========    ===========




               See Accompanying Notes to Financial Statements.

               NANO SUPERLATTICE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008



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

Nano Superlattice Technology, Inc. acquired all of the issued and outstanding capital stock of Nano Superlattice Technology, Inc.-BVI, pursuant to an Exchange Agreement, dated as of May 26, 2004, by and among Nano Superlattice Technology, Inc.-BVI and Nano Superlattice Technology, Inc. (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Nano Superlattice Technology, Inc.-BVI became a wholly owned subsidiary of Nano Superlattice Technology, Inc. and, in exchange for the Nano Superlattice Technology, Inc.-BVI shares, Nano Superlattice Technology, Inc. issued 2,504,000 shares of its common stock to the shareholders of Nano Superlattice Technology, Inc.-BVI, representing 91.5% of the issued and outstanding capital stock of Nano Superlattice Technology, Inc. at that time. On June 2, 2004, Nano Superlattice Technology, Inc.-BVI completed the purchase of 98.1% of the common stock of Nano Superlattice Technology, Inc.- Taiwan, a developer and producer of nano-scale coating technology to be applied to various mechanical tools and metal surfaces for sale to manufacturers mainly, but not limited to the computer, mechanical, and molding industries.

The Company is currently earning most of its revenues by selling computer peripherals, consumer electronics and communication cable on a wholesale level (for resale). However, it believes that its future growth and success will be based on the development and sale of its nano-scale coating technology.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Nano Superlattice Technology, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), Form 10-Q and Regulation S-K and generally accepted accounting principles for interim financial reporting period. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations, cash flows and changes in stockholders' equity for the periods presented. Operating results for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

REVENUE RECOGNITION

Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nano Superlattice Technology, Inc., its wholly owned subsidiary Nano Superlattice Technology, Inc.
- BVI and its majority owned subsidiary, Nano Superlattice Technology, Inc - Taiwan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION

Certain changes to the 2007 financial statements have been made to conform to the 2008 financial statement format. The changes are in conformity with PCAOB Standard No. 6, "Evaluating Consistency of Financial Statements", released on January 29, 2008.

RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, rapid changes in technology, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company, but that will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

           Furniture and Fixtures               2-5 years
           Equipment                            5-20 years
           Computer Hardware and Software       2-5 years

EXCHANGE GAIN (LOSS)

As of June 30, 2008 and June 30, 2007, the transactions of Nano Superlattice Technology, Inc.-Taiwan were denominated in a foreign currency and are recorded in New Taiwan dollars. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

TRANSLATION ADJUSTMENT

As of June 30, 2008 and 2007, the accounts of Nano Superlattice Technology, Inc-Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate at June 30, stockholder's equity are translated at the historical rates, and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

As of June 30, 2008 and 2007, the exchange rates between NTD and the USD were NTD$1=USD$0.0329450 and NTD$1=USD$0.030450, respectively. The weighted-average rate of exchange between NTD and USD as of June 30, 2008 and June 30, 2007 was NTD$1=USD$0.032226 and NTD$1=USD$0.030270, respectively. Cumulative translation Income (loss) adjustment recognized as of June 30, 2008 and December 31, 2007 is $560,555 and $216,607, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for other long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

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

INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined using the weighted average method. As of June 30, 2008 and December 31, 2007, inventory consisted only of finished goods.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in compliance with the provisions of SFAS 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements ("SAB 108"), that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company has recorded any misstatements in prior periods against accumulated deficits and the results of operations in these financial statements have not been restated due to the minor impact on operations.

NOTE C - CASH

The cash balances in Taiwanese banks are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $31,000. As of June 30, 2008, there was approximately $61,000 of uninsured balances.

NOTE D - FIXED ASSETS

Fixed assets consist of the following:

                                        JUNE 30, 2008   DECEMBER 31, 2007
                                        -------------   -----------------

Machinery and equipment                  $  9,871,376      $  9,254,073
Furniture and fixtures                        392,814           369,311
Prepayment for machinery and equipment          6,589             6,169
                                         ------------      ------------
                                         $ 10,270,779      $  9,629,553

Accumulated depreciation                   (1,595,285)       (1,483,113)
                                         ------------      ------------

                                         $  8,675,494      $  8,146,440
                                         ============      ============


NOTE E - COMMITMENTS

The Company leases office facilities under an operating lease that terminates on May 31, 2010. Rental expense for this lease consisted of $26,490 and $24,882 for June 30, 2008 and June 30, 2007, respectively.

Capital leases -The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet as fixed assets. The Company has future minimum payments under capital leases as follows:

              YEAR           AMOUNT
              ----           ------
              2008           $23,815
                             =======


NOTE F - INCOME TAXES

For the six months ended June 30, 2008 and June 30, 2007, income tax expense was $8,867 and $11,674. There is no difference between the federal statutory tax rate and the effective tax rate because the loss from continuing operations results in $0 tax and any deferred tax asset may not be realized.

The following is a summary of income tax expense:

     6/30/08         U.S.             State       International       Total

     Current       $      0          $     0        $  8,867        $  8,867
     Deferred             0                0               0               0
                   --------          -------        --------        --------
     Total         $      0          $     0        $  8,867        $  8,867
                   ========          =======        ========        ========

     6/30/07         U.S.             State       International       Total

     Current       $     0           $     0        $  11,674       $ 11,674
     Deferred            0                 0                0              0
                   -------           -------        ---------       --------
     Total         $     0           $     0        $  11,674       $ 11,674
                   =======           =======        =========       ========


NOTE G - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2008 and December 31, 2007, are as follows:

                                FOREIGN CURRENCY        ACCUMULATED OTHER
                             TRANSLATION ADJUSTMENT    COMPREHENSIVE INCOME
                             ----------------------    --------------------

Balance at 12/31/07                  $216,607               $216,607
Currency gain
  Six months ended                    343,948                343,948
                                     --------               --------

Balance at 6/30/08                   $560,555               $560,555
                                     ========               ========


NOTE H - DEBT

At June 30, 2008 and December 31, 2007, the Company had notes payable and capital lease obligations outstanding in the aggregate amount of $2,880,263 and $3,225,426, respectively. These notes are payable to various banks in Taiwan and the capital lease liability is payable to "CIT."

NOTE I - RELATED PARTY TRANSACTIONS

Alice Hwang, President and Chairman of the Board, has made periodic non-interest bearing demand loans to the Company since 2004. At June 30, 2008, the Company owed Alice Hwang $4,427,459 as compared to $2,895,622 at December 31, 2007. The $1,531,837 provided by Alice Hwang was used to finance operations, purchase equipment and repay bank notes.

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

NOTE K - GOING CONCERN

As shown in the accompanying financial statements, as of June 30, 2008, the Company's current assets exceeded its current liabilities by approximately $1,853,642. The Company has been incurring losses since it began business in 2004. These losses and the fact that the Company has received financing from its President, which could be discontinued at any time, leaves doubt about the Company's ability to continue as a going concern.

The Company has positive cash flow from the sale of computer peripheral and consumer electronics, but this has been offset by the equipment purchases and direct costs (including depreciation) related to the nano coating technology. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         We believe that our future growth and success will be based on the development and sale of our nano-scale coating technology. Since inception, our nano-technology business has progressed from research and development to commercial production. We develop and produce nano-scale coating to be applied to various products of our customers in Taiwan and Mainland China, primarily for use in industrial drills, milling cutters, cell phone casings and buttons and heat sinks for computers. Our unique core technology coating system, the Superlattice ABS system, combines two types of coating technologies -- Arc Bond and Sputtering -- to improve a product's strength and to decrease the weaknesses and flaws that may be inherent in the use of just one type of coating technology. The Superlattice ABS system combines multiple nano-scale layers of metals, mainly nickel and aluminum, which are known to have excellent hardness properties and chemical resistance, in consecutive films that give the base material of the product that is coated a new and improved structure. The application of the coating on industrial products is designed to change their physical properties, thus improving an individual product's durability, resistance, and performance. We also believe that our nano-coating technology is more environmentally friendly than traditional coating or electroplating processes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note B to the consolidated financial statements included in this Form 10-Q

RESULTS OF OPERATIONS

         The following table presents our consolidated results for the six months ended June 30, 2008 and 2007. The discussion following the table compares the results for the six months ended June 30, 2008 with 2007.


                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  (UNAUDITED)                       (UNAUDITED)
                                         ------------------------------    ------------------------------

                                         JUNE 30, 2008    JUNE 30, 2007    JUNE 30, 2008    JUNE 30, 2007
                                         -------------    -------------    -------------    -------------
Sales, net                               $   1,841,490    $   2,113,728    $   3,979,156    $   4,117,686
Cost of Sales                                1,908,556        2,206,150        4,073,169        3,975,071
                                         -------------    -------------    -------------    -------------
         Gross Profit (Loss)                   (67,066)         (92,422)         (94,013)         142,615
General and administrative  expenses           152,536          115,936          257,719          293,347
                                         -------------    -------------    -------------    -------------
         Income (Loss) from operations        (219,602)        (208,358)        (351,732)        (150,732)
                                         -------------    -------------    -------------    -------------

Other (Income) Expense
         Interest income                          (187)          (7,381)            (858)         (14,581)
         Other (income) expense                 23,337             (553)          35,640           (6,406)
         Interest expense                       35,578           44,674           71,147           98,571
                                         -------------    -------------    -------------    -------------
Total Other (Income) Expense                    58,728           36,740          105,929           77,584
                                         -------------    -------------    -------------    -------------
Net loss before income taxes and              (278,330)        (245,098)        (457,661)        (228,316)
  minority interest
           Income taxes                           (278)         (11,674)          (8,868)         (11,674)
           Minority interests                    5,293            4,178            8,863            2,883
                                         -------------    -------------    -------------    -------------
Net (Loss) attributable to
   controlling interest                  $    (273,315)   $    (252,594)   $    (457,666)   $    (237,107)
                                         =============    =============    =============    =============

         NET SALES. Net sales for the six months ended June 30, 2008 were $3,979,156 compared to $4,117,686 for the six months ended June 30, 2007. The decrease in net sales was due to the Company's focus on its nano-coating business, its reduced focus on the sale of computer accessories, individual wires and cables as well as sets of mechanical equipment used in the manufacture of electric cables, and the decrease of sales of old products.

         COST OF SALES. Cost of sales for the six months ended June 30, 2008 was $4,073,169 and resulted in a gross loss of $94,013 or 2.36% of sales for the six months ended June 30, 2008, as compared to $3,975,071 and a gross profit of $142,615 or 3.46% of sales for the six months ended June 30, 2007. The increase in cost of sales was mainly due to the sale of lower gross margin products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2008 were $257,719 or 6.48% of net sales, as compared to $293,347 or 7.12% of net sales for the six months ended June 30, 2007. The decrease in general and administrative expenses was due to decreases in salary, amortization and professional expenses.

         INCOME (LOSS) FROM OPERATIONS. The (loss) from operations for the six months ended June 30, 2008 was $(351,732) as compared to a (loss) of $(150,732) for the six months ended June 30, 2007. This change was primarily the result of the reasons described above during the six months ended June 30, 2008.

         OTHER (INCOME) EXPENSE. Other (income) expense for the six months ended June 30, 2008 was $(2,389) as compared to $(6,634) for the six months ended June 30, 2007. This change is primarily attributable to miscellaneous sales taxes, VAT adjustments and other expenses.

         MISCELLANEOUS EXPENSE. Miscellaneous expense for the six months ended June 30, 2008 was $38,029 for the six months ended June 30, 2008 as compared to $13,040 for the six months ended June 30, 2007. The increase was mainly due to higher loan administration fees.

         NET INCOME (LOSS). Net income (loss) for the six months ended June 30, 2008 was $(457,666) as compared to a net loss of $(249,919) for the six months ended June 30, 2007 primarily for the reasons described above, partially offset by lower interest expense of $35,578.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $74,917 at June 30, 2008 and $184,322 at December 31, 2007. Our total current assets were $6,565,794 at June 30, 2008 as compared to $5,608,560 at December 31, 2007. Our total current liabilities were $4,717,152 at June 30, 2008 as compared to $4,651,263 at December 31, 2007. On
July 29, 2005, we collateralized a line of credit with the Arc Bond Sputtering Machine which we later sold to a third party, in violation of the credit agreement, and immediately leased back the equipment and assumed an obligation to the lessor in the amount of $1,042,032. As a result of having sold equipment to the lessor subject to a lien, we are currently in default of both the line of credit, for having sold the pledged equipment, and the sale-leaseback agreement. A total amount due under both agreements as a result of the defaults is $1,208,181. Repayment of such amounts could materially affect our liquidity position. Neither the bank nor the lessor has taken any action or has indicated that it will take any action. The line of credit balance has been reduced to $51,726 and the amount due to the lessor is NTD 35,100,000 ($1,156,355). The lessor is being repaid at the rate of NTD 300,000 per month.

         We had working capital at June 30, 2008 of $1,848,642 compared with working capital of $957,297 at December 31, 2007. This increase in working capital was mainly due an increase in inventories and a decrease in current bank notes payable. During the six months ended June 30, 2008, net cash used in operations was $790,689. Net cash used in investing activities was $496,544 principally due to the first quarter exchange gains from the valuation of inventory, machinery and equipment, and net cash provided by financing activities was $1,177,827, which consisted of repayment of loans, partially offset by new borrowings from Alice Hwang, our President. Net change in cash and cash equivalents was $(109,405) for the first six months of 2008 as compared to a net change in cash and cash equivalents of $(170,005) for the first six months of 2008.

         Given the losses incurred by our company in prior years, we have undertaken several measures to promote our success:

         o Aggressive reduction in our general and administrative costs. By dismissing nonessential employees and implementing other aggressive cost cutting measures, we reduced our general and administrative costs to $466,769 for 2007 as compared to $752,389 for 2006 - a 38% reduction. Reductions in our general and administrative costs continued during the six month period ended June 30, 2008 as described above.

         o Investment by Related Party. Ms. Hwang, the CEO and the Chairman of the Board of our company, has made non-interest bearing loans to our company in the aggregate amount of $4,427,459 as of June 30, 2008. We have been in negotiations with to Ms. Hwang to convert up to $1,500,000 of her non-interest bearing loans into equity.

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

CAPITAL EXPENDITURES

         Total capital expenditures during the six months ended June 30, 2008 was $35,069.

CURRENCY EXCHANGE FLUCTUATIONS

            As of June 30, 2008, the accounts of Nano Superlattice Technology, Inc.- Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity is translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

            As of June 30, 2008 and 2007, the exchange rates between NTD and the USD were NTD$1=USD$0.0329450 and NTD$1=USD$0.030450, respectively. The weighted-average rate of exchange between NTD and USD as of June 30, 2008 and June 30, 2007 was NTD$1=USD$0.032226 and NTD$1=USD$0.030270, respectively. Cumulative translation Income (loss) adjustment recognized as of June 30, 2008 and December 31, 2007 is $560,555 and $216,607, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

           There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5.         OTHER INFORMATION

            Alice Hwang, our President and CEO, has made various loans to us which, to date, total approximately $4,427,459. The loans are non-interest bearing, have no set maturity date, and currently are not evidenced by any written loan agreements or notes.

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

                                   Nano Superlattice Technology, Inc.

Date:  August 19, 2008             By: /S/ ALICE TZU-SHIA HWANG
                                   ---------------------------------------------
                                   Name: Alice Tzu-Shia Hwang
                                   Title:  President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  August 19, 2008             By: /S/ CHIEN-FANG WANG
                                       -----------------------------------------
                                   Name: Chien-Fang Wang
                                   Title: Vice President
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.1 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002